Form 10-Q
period 2024-03-31
Diameter Credit Co
filed 2024-05-13
CIK 1916099

aROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56624

Diameter Credit Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-1389797
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hudson Yards, 29th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 655-1419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2024, the registrant had 7,833,303 shares of common shares, $0.001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks and uncertainties. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents that Diameter Credit Company has filed with the U.S. Securities and Exchange Commission, or “SEC”, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets;
•
an economic downturn and the time period required for robust economic recovery therefrom could (i) impair our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in those portfolio companies and have a material adverse effect on our results of operations and financial condition; (ii) disproportionately impact the companies in which we have invested and others that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies; and (iii) impact availability and pricing of our financing;
•
an inability to access the capital markets or additional sources of liquidity could impair our ability to raise capital and our investment activities;
•
interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
inflation could negatively impact our business, including our ability to access the debt markets on favorable terms, or could negatively impact our portfolio companies;
•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors we identify in the section entitled “Risk Factors” in this report and elsewhere in our filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost $166,694)	$167,278	$—
Total investments, at fair value	167,278	—
Cash and cash equivalents	89,656	2,880
Interest receivable	982	—
Deferred financing costs	167	—
Deferred offering costs	541	545
Other assets	32	40
Total Assets	$258,656	$3,465
Liabilities
Revolving credit facility	$111,000	$—
Repurchase obligations	19,600	—
Distributions payable (Note 8)	2,178	—
Interest payable	601	—
Management fees payable (Note 3)	193	—
Due to affiliates (Note 3)	859	154
Preferred shareholders dividends payable	50	5
Board of Trustees' fees payable	54	16
Accrued expenses and other liabilities	—	1,136
Total Liabilities	134,535	1,311
Commitments and contingencies (Note 7)
Preferred shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common shares, $0.001 par value; unlimited shares authorized; 4,840,654 and 60,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	—
Additional paid in capital	121,427	1,356
Distributable earnings (loss)	1,189	(702)
Total Net Assets Applicable to Common Shares	122,621	654
Total Liabilities, Preferred Shares and Net Assets Applicable to Common Shares	$258,656	$3,465
Net Asset Value Per Common Share	$25.33	$10.90

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

Three Months Ended March 31,
2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$3,950
Total Investment Income	3,950
Operating Expenses
Interest expense	815
Management fees (Note 3)	386
Income based incentive fees (Note 3)	523
Administrative services (Note 3)	495
Professional fees	445
Board of Trustees' fees	38
Other general and administrative	231
Amortization of deferred offering costs	178
Total Operating Expenses	3,111
Management fees waived (Note 3)	(193)
Incentive fees waived (Note 3)	(523)
Expense support (Note 3)	(1,975)
Net Operating Expenses	420
Net Investment Income	3,530
Net Unrealized Gains
Non-controlled/non-affiliated investments	584
Net Unrealized Gain	584
Net Increase in Net Assets Resulting from Operations	$4,114
Preferred shares dividends	45
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$4,069
Earnings per common share	$1.22
Weighted average shares of common shares outstanding	3,325,930

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	60,000	$—	$1,356	$(702)	$654
Issuance of common shares	4,780,654	5	120,071	—	120,076
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,530	3,530
Net unrealized gain	—	—	—	584	584
Preferred shares dividends	—	—	—	(45)	(45)
Common shares dividends from earnings	—	—	—	(2,178)	(2,178)
Total increase for the three months ended March 31, 2024	4,780,654	5	120,071	1,891	121,967
Balance at March 31, 2024	4,840,654	$5	$121,427	$1,189	$122,621

(1)
The par amount at December 31, 2023 is less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

Three Months Ended March 31,
2024
Operating Activities
Net increase in net assets resulting from operations	$4,114
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(193,041)
Proceeds from principal repayments	26,504
Net unrealized (gain) on investments	(584)
Net accretion of discount and amortization of premium	(89)
Payment in-kind interest capitalized	(68)
Accrual of deferred financing costs	(268)
Amortization of deferred financing costs	101
Amortization of deferred offering costs	178
Changes in operating assets and liabilities:
Interest receivable	(982)
Other assets	8
Interest payable	601
Management fees payable	193
Due to affiliates	705
Board of Trustees' fees payable	38
Accrued expenses and other liabilities	(1,136)
Net Cash Used in Operating Activities	(163,726)
Financing Activities
Proceeds from repurchase obligations	19,600
Borrowings of revolving credit facility	182,000
Repayments of revolving credit facility	(71,000)
Proceeds from issuance of common shares, net of deferred offering costs of $174	119,902
Net Cash Provided by Financing Activities	250,502
Net Increase in Cash and Cash Equivalents	86,776
Cash and Cash Equivalents, Beginning of Period	2,880
Cash and Cash Equivalents, End of Period	$89,656
Supplemental Information and Non-Cash Activities
Interest paid during the period	$114

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2024

(Amounts in thousands)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	9/30/2026	$15,000	$14,875	$14,850
							15,000	14,875	14,850	12.11%
Commercial Services & Supplies
Amspec Parent LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/5/2030	-	(7)	-
Amspec Parent LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.75%	12/5/2029	-	(14)	(7)
Amspec Parent LLC	(6)	Term Loan	11.05%	SOFR	5.75%	12/5/2030	7,817	7,711	7,762
One Silver Serve, LLC	(4)(5)(6)	Delayed Draw Term Loan	11.42%	SOFR	6.00%	12/18/2028	3,820	3,721	3,718
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	12/18/2028	-	(30)	(32)
One Silver Serve, LLC	(6)	Term Loan	11.43%	SOFR	6.00%	12/18/2028	7,025	6,892	6,884
							18,662	18,273	18,325	14.94%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.50%	5/17/2027	-	(78)	(78)
Kelso Industries, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	5/17/2027	-	(142)	(142)
Kelso Industries, LLC	(6)	Term Loan	11.97%	SOFR	6.50%	5/17/2027	37,000	36,275	36,275
							37,000	36,055	36,055	29.40%
Financial Services
BDO USA, P.C.	(6)	Term Loan	11.33%	SOFR	6.00%	8/31/2028	14,706	14,480	14,573
							14,706	14,480	14,573	11.88%
Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	11/11/2030	-	(8)	(1)
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	11/9/2029	-	(7)	(4)
Next Holdco, LLC	(6)	Term Loan	11.32%	SOFR	6.00%	11/11/2030	5,545	5,475	5,500
							5,545	5,460	5,495	4.48%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	13.56%	SOFR	8.25%	3/8/2029	25,057	24,683	24,683
							25,057	24,683	24,683	20.13%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	3/15/2030	-	(148)	(148)
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	11.02%	SOFR	5.75%	3/15/2030	543	533	533
Accuserve Solutions, Inc.	(6)	Term Loan	11.00%	SOFR	5.75%	3/15/2030	8,967	8,878	8,879
Higginbotham Insurance Agency, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/24/2028	-	(150)	(150)
Patriot Growth Insurance Services, LLC	(4)(5)(6)	Delayed Draw Term Loan	11.05%	SOFR	5.75%	10/14/2028	1,998	1,887	1,990
							11,508	11,000	11,104	9.06%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	10.83%	SOFR	5.50%	12/6/2027	15,000	14,782	14,790
							15,000	14,782	14,790	12.06%
Software
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	12/24/2029	-	(6)	-
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	12/24/2029	-	(17)	(5)
Enverus Holdings, Inc.	(6)	Term Loan	10.83%	SOFR	5.50%	12/24/2029	15,985	15,755	15,921
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	9/19/2029	-	(7)	(1)
Hyland Software, Inc.	(6)	Term Loan	11.33%	SOFR	6.00%	9/19/2030	11,905	11,754	11,881
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	2/28/2031	-	(393)	(393)
							27,890	27,086	27,403	22.35%
Total First Lien Debt							170,368	166,694	167,278	136.42%
Total Investments - Non-Controlled/Non-Affiliated							$170,368	$166,694	$167,278	136.42%

(1)
The terms “the Company” “we” “us” and “our” mean Diameter Credit Company unless the context specifically requires otherwise. The securities in which the Company has invested were acquired in transactions that were exempt from registration under the

Securities Act of 1933, as amended (the “Securities Act”), and may therefore be deemed to be "restricted securities" under the Securities Act. These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees. All of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement, such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.

(4)
These debt investments are not pledged as collateral under the Company's revolving credit facility or repurchase obligation. Any other debt investments listed above are pledged as collateral under our revolving credit facility or repurchase obligation and are not available to satisfy the other creditors of the Company.
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$18,852
Accuserve Solutions, Inc.	Revolving Line of Credit	$543
Amspec Parent LLC	Delayed Draw Term Loan	$1,127
Amspec Parent LLC	Revolving Line of Credit	$1,056
Enverus Holdings, Inc.	Delayed Draw Term Loan	$799
Enverus Holdings, Inc.	Revolving Line of Credit	$1,216
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	$30,000
Hyland Software, Inc.	Revolving Line of Credit	$566
Kelso Industries, LLC	Delayed Draw Term Loan	$8,000
Kelso Industries, LLC	Revolving Line of Credit	$7,250
Next Holdco, LLC	Delayed Draw Term Loan	$1,422
Next Holdco, LLC	Revolving Line of Credit	$534
One Silver Serve, LLC	Delayed Draw Term Loan	$2,536
One Silver Serve, LLC	Revolving Line of Credit	$1,592
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	$10,500
Riskonnect Parent, LLC	Delayed Draw Term Loan	$40,000
Total Unfunded Commitments		$125,993

(6)
Loan includes interest rate floor feature.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 1. Organization

Diameter Credit Company (the “Company”, "we", "us", and "our") is a Delaware statutory trust formed on February 24, 2022. The Company is a recently organized, non-diversified, closed-end management investment company that was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter”). Both the Adviser and Diameter are investment advisers that are registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). On November 29, 2023, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings LLC, a Delaware limited liability company. The Company commenced operations on December 20, 2023, in connection with the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (“Preferred Shares”). No income was earned and no expenses were incurred by the Company prior to the Company’s commencement of operations.

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest, par value $0.001 (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout the initial closing period and may be offered from time to time thereafter. The initial closing (the “Initial Closing”) for the acceptance of subscription agreements occurred on December 21, 2023. Subsequent closings (each, a “Closing”) may occur at the beginning of any calendar quarter (or such other times as may be determined by the Adviser in its discretion) until (and including) the 12-month anniversary date of the Initial Closing, which may be extended for two (2) additional six-month periods by the Adviser (the “Final Closing Date”). Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to the investors.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiary. In the opinion of management, all adjustments are normal and recurring and considered necessary for the fair presentation of the consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation.

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies ("ASC Topic 946").

Fiscal Year End

The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiary, Diameter Credit Company Holdings LLC.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than investments in money market funds which are recorded using the published net asset value per share, are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. At March 31, 2024, the Company had an investment in the Morgan Stanley Institutional Liquidity Money Market Fund totaling $1,121 and an investment in the JPMorgan Federal Money Market Fund totaling $668.

Restricted cash and cash equivalents include amounts that are collected and are held by a trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by a trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Investments

Investment transactions are recorded on a trade date basis.

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and are recorded within net realized gain (loss) on the Consolidated Statement of Operations, if any.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gains on the Consolidated Statement of Operations.

Valuation of Investments

The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s Board of Trustees (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5 Fair Value Measurements.

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Consolidated Statement of Operations within interest expense.

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased, if any, consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

Foreign Currency Transactions

The Company's books and records are maintained in U.S. dollars. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into

U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net changes in fair values on investments resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2024, the Company recorded $675, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2024, the Company recorded $68, in PIK income.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2024, the Company did not record any fee income.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Organization Expenses and Offering Expenses

Organization and offering costs are borne by the Company and have been advanced from Diameter subject to recoupment. Costs associated with the organization of the Company have been expensed as incurred, subject to the limitation described below. These organization expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares and Preferred Shares of the Company are capitalized as deferred offering costs on the Consolidated Statement of Assets and Liabilities and are being amortized over a twelve-month period from the commencement of operations. These deferred offering costs consist primarily of legal fees and other costs incurred in connection with the offering of Common Shares and the offering of the Preferred Shares.

Prior to any Liquidity Event (as defined below) that may occur, the Company will not bear more than an amount equal to 0.15% of the aggregate Capital Commitments of the Company for organization and offering costs incurred. If actual organization and offering costs incurred exceed 0.15% of the Company’s total Capital Commitments, the Adviser or its affiliates will bear the excess costs. To the extent that the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf, provided that the total organization and offering costs borne by the Company do not exceed 0.15% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

A “Liquidity Event” may include (i) consummating an Exchange Listing (as defined below) or (ii) commencing a general or limited tender offer program in which each shareholder is given the opportunity to tender Common Shares at a per share price based on the Company’s net asset value or other applicable measurement; provided, however, that the Company will not commence such a tender offer program without the approval of at least a majority of Common Shares outstanding. For these purposes, an “Exchange Listing” is a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company’s shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof; provided, however, that the Company will not commence such an Exchange Listing unless such Exchange Listing is approved by our Board, including a majority of the members of the Board who are not “interested persons” of the Fund or the Adviser as defined in the 1940 Act (“Independent Trustees”).

As of March 31, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities.

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences such as non-deductible expenses. To the extent these differences are permanent, they are charged to additional paid in capital.

For the three months ended March 31, 2024, the Company did not incur any U.S. federal excise tax.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On December 12, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Pursuant to the Investment Advisory Agreement, the Company will pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will be borne by the Company’s shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the three months ended March 31, 2024, gross assets were measured as the average of gross assets at the Effective Date and at March 31, 2024, adjusted for share issuances during the quarter.

The Adviser has agreed to waive all management fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date, which occurred on January 19, 2024.

For the three months ended March 31, 2024, base management fees earned were $386, $193 of which were waived by the Adviser. As of March 31, 2024, $193 was payable to the Adviser relating to management fees.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of the Company’s pre-Incentive Fee net investment income, and a portion is based on a percentage of the Company’s capital gains, each as described below.

Incentive Fee on Pre-Incentive Fee Net Investment Income:

The first component of the Incentive Fee, which is payable only following the four-year anniversary of the Effective Date, will be payable at the end of each quarter in arrears, and will equal 100% of the Company’s pre-Incentive Fee net investment income in excess of a 1.75% quarterly “hurdle rate”, the calculation of which is further explained below, until the Adviser has received 15.0% of the Company’s total pre-Incentive Fee net investment income for that quarter and for pre-Incentive Fee net investment income in excess of 2.0588% (8.2352% annualized) quarterly, 15.0% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.75% “hurdle rate” (7.0% annualized) is intended to provide the Adviser with an Incentive Fee of 15.0% on all pre-Incentive Fee net investment income when that amount equals 2.0588% in a quarter (8.2352% annualized), which is the rate at which catch-up is achieved. Once the hurdle rate is reached and catch-up is achieved, 15.0% of all remaining pre-Incentive Fee net investment income for that quarter is payable to the Adviser.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding Preferred Shares, but excluding the Incentive Fee).

Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to the Exchange Listing, if applicable, the pre-Incentive Fee net investment income will be expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, will equal:

•
the Company’s net assets as of the end of the calendar quarter immediately preceding the day; plus
•
the aggregate amount of capital drawn from investors (or reinvested pursuant to the Company’s distribution reinvestment plan) from the beginning of the current quarter to the day; minus
•
the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on the Company’s books and records in a previous quarter).

Following and in the event of an Exchange Listing, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income will be expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

For the three months ended March 31, 2024, incentive fees earned based on pre-Incentive Fee net investment income were $523, all of which was waived by the Adviser. As of March 31, 2024, no amounts were payable to the Adviser for incentive fees based on pre-Incentive Fee net investment income.

Capital Gains Fee:

The second component of the Incentive Fee, which is payable only following the four-year anniversary of the Effective Date, will be payable at the end of each fiscal year in arrears, and will equal 15.0% of the Company’s cumulative realized capital gains from the fiscal quarter following the four-year anniversary of the Effective Date to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation (the "Capital Gains Fee"). Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. The Company accrues, but does not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain.

For the three months ended March 31, 2024, no incentive fees on capital gains were earned. As of March 31, 2024, no amounts were payable to the Adviser for incentive fees based on capital gains.

Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that the Company may pay an Incentive Fee in a quarter in which the Company incurs a loss. For example, if the Company receives pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable Incentive Fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on the Company’s net assets, decreases in the Company’s net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of the Company paying an Incentive Fee for that quarter. The Company’s net investment income used to calculate this component of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

The Company accrues the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases.

Administration Agreement

On December 12, 2023, the Company entered into an administration agreement (the “Administration Agreement”) with an affiliate of the Adviser, Diameter Finance Administration LLC (the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include, but are not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the oversight of the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company pays or reimburses the Administrator for certain expenses incurred by any such affiliates or third parties for work done on its behalf.

No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a trustee of the Company receives any compensation from the Company for his or her services as a trustee. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of the Company’s officers who provide operational and administrative services to the Company pursuant to the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Adviser or its affiliates). Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer, Chief Compliance Officer, and other professionals who provide operational and administrative services to the Company pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to the Company. The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Trustees who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.

For the three months ended March 31, 2024, the Company incurred $495 in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statement of Operations.

Sub-Administration Agreement

On December 21, 2023, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with HedgeServ Corporation (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The initial term of the Sub-Administration Agreement is one year from the initial date that investors are required to purchase Common Shares (the "Effective Date"), and, after expiration of the initial term, the Sub-Administration Agreement shall automatically renew for successive six month periods, unless a written notice of non-renewal is delivered prior to 90 days prior to the expiration of the initial term or renewal term.

Expense Support Agreement

On December 12, 2023, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of the Company’s expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which the Company’s Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

As of March 31, 2024, since inception the Adviser has provided written commitments for Expense Payments for $2,300. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$166,694	$167,278	100.00%
Total	$166,694	$167,278	100.00%

The industry composition of investments at fair value was as follows:

March 31, 2024
Automobiles	8.88%
Commercial Services & Supplies	10.95%
Construction & Engineering	21.55%
Financial Services	8.71%
Health Care Technology	3.28%
Hotels, Restaurants & Leisure	14.76%
Insurance	6.64%
Interactive Media & Services	8.84%
Software	16.38%
Total	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
United States	$166,694	$167,278	100.00%
Total	$166,694	$167,278	100.00%

On January 22, 2024, the Company acquired securities for $93,174 from DLF I, LLC (“DLF”), an entity under common control with AP DLF Offshore Investor, L.P., a remote affiliate of the Company (the “Transaction”). The Board, including a “required majority” of the Board, consisting of a majority of Trustees who have no financial interest in the Transaction and who are not interested persons of the Company, approved the Transaction.

As of March 31, 2024, no loans in the portfolio were on non-accrual status.

As of March 31, 2024, on a fair value basis, 91.12%, of our performing debt investments bore interest at a floating rate and 8.88% of our performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to December 31, 2023 without readily available market quotations subject to review by an independent valuation firm. All investments originated after December 31, 2023 were held at amortized cost due to recency of an open market transaction, with the exception of the investments purchased from DLF. All investments as of March 31, 2024 were valued using Level 3 inputs. As of March 31, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded. The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following table presents the fair value hierarchy of financial instruments:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$—	$167,278	$167,278
Total	$—	$—	$167,278	$167,278

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Three Months Ended March 31, 2024
First Lien Debt
Fair value, beginning of period	$—
Purchases of investments including capitalized PIK interest	193,109
Proceeds from principal repayments	(26,504)
Accretion of discounts	89
Net unrealized gain	584
Fair value, end of period	$167,278
Net unrealized gain included in earnings related to financial instruments still held as of March 31, 2024 included in net unrealized gain on the Consolidated Statement of Operations	$584

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$97,819	Yield analysis	Discount rate	10.14%	11.37%	10.76%
	69,459	Transaction price	N/A	N/A	N/A	N/A
	167,278
Total	$167,278

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s revolving credit facility, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2024, approximates carrying value as the revolving credit facility has variable interest based on selected short-term rates.

The fair value of the Company’s repurchase obligation, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2024, approximates carrying value due to the short maturity of the repurchase obligation.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024, the Company’s asset coverage was 192.8%.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings thereunder bear interest at Term SOFR plus an interest rate margin of 2.75%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $200,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $300,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by a wholly owned subsidiary that has been formed by the Company.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

As of March 31, 2024, the Company had an outstanding Repurchase Obligation of $19,600 associated with a repurchase agreement for our first lien term loan investment in Kelso Industries, LLC that was entered into on March 8, 2024. Interest expense under this Repurchase Obligation is calculated as the product of (i) the difference in days between the trade date of March 8, 2024 and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rate of 0.00023209, as stipulated in the repurchase agreement.

The Company’s outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$200,000	$111,000	$111,000	$—	$89,000	$62,048
Repurchase Obligation	19,600	19,600	19,600	—	—	—
Total	$219,600	$130,600	$130,600	$—	$89,000	$62,048

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to the Citi Revolving Credit Facility borrowing base.

As of March 31, 2024, $488 of interest expense and $113 of unused commitment fees were included in interest payable. For the three months ended March 31, 2024, the weighted average interest rate on all borrowings outstanding was 8.26%, (including unused fees), and the average principal debt outstanding was $36,571.

The components of interest expense were as follows:

Three Months Ended March 31, 2024
Borrowing interest expense	$511
Facility commitment fees	203
Amortization of financing costs	101
Total interest expense	$815
Cash paid for interest expense	$114

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $125,993.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote. Accordingly, the Company has not accrued any liability in conjunction with such indemnifications.

Note 8. Net Assets

Shares Issued

The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value. On September 29, 2023 and December 19, 2023, the Adviser purchased $2 and $1,498, respectively, of Common Shares of the Company at a price of $25.00 per common share as the Company’s initial capital. These Common Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act.

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2024, the Company had received Capital Commitments totaling $1,378,245 ($1,256,669 remaining undrawn), of which $29,650 ($26,920 remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
Total	4,780,654	$120,076

Series A Preferred Shares

On December 20, 2023, the Company received proceeds of $1,380 relating to the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (the "Series A Preferred Shares") at a price of $3,000 per share, net of offering costs and an administration fee. Each individual investor in the Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share, or the “Liquidation Value” with respect to distributions, including the payment of dividends and distribution of the Company’ assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of Preferred Shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares. Dividends on each Series A Preferred Share accrue on a daily basis at the rate of 12.0% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including December 20, 2023 to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends. Dividends are payable semi-annually.

The outstanding Series A Preferred Shares are subject to redemption at any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as (the "Redemption Date"). If the Company elects to cause the redemption of the Series A Preferred Shares, each Series A Preferred Share will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) until the date that is two years from the date of original issuance, $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Series A Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from us) will cease.

The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying Consolidated Statement of Assets and Liabilities due to certain redemption features that are not solely within the Company’s control.

Distributions

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.45	$2,178

Total distributions			$0.45	$2,178

Distribution Reinvestment

The Company has adopted a distribution reinvestment plan (“DRIP”), pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end net asset value (“NAV”) per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

During the three months ended March 31, 2024, there were no DRIP shares issued.

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

For the Three Months Ended March 31, 2024
Net increase in net assets resulting from operations applicable to common shareholders	$4,069
Weighted average shares of common shares outstanding	3,325,930
Earnings per common share	$1.22

Note 10. Financial Highlights

The following are the financial highlights:

Per Share Data (1)	For the Three Months Ended March 31, 2024
Net asset value per common share at beginning of period	$10.90
Net investment income	1.06
Net unrealized gain (2)	0.17
Distributions to preferred shareholders	(0.01)
Net increase from operations	1.22
Distributions declared	(0.45)
Impact of issuance of common shares	13.66
Total increase in net assets applicable to common shareholders from capital share transactions	13.21
Total increase in net assets applicable to common shareholders	14.43
Net asset value per common share at end of period	$25.33
Total return (3)	3.12%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to common shares (4)	17.88%
Annualized ratio of operating expenses to average net assets applicable to common shares, gross (4)	15.76%
Annualized ratio of operating expenses to average net assets applicable to common shares, net of waivers and expense support (4)	2.13%
Portfolio turnover	26.05%

(1)
The per share data was derived by using the weighted average common shares outstanding during the period except for distributions declared to common shareholders which is based on actual rate per share.
(2)
Unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per common share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations.
(3)
Total return is calculated as the change in net asset value per common share between the initial offering price per share of $25.00 and ending net asset value per common share for the period, plus distributions per common share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan). Total returns of less than 1 year are not annualized.
(4)
The amounts reflected do not reflect the effect of dividend payments to preferred shareholders.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2024, except as discussed below.

MS Revolving Credit Facility

On April 19, 2024 (the “Closing Date”), Diameter Credit Company Holdings II LLC (“DCC Holdings”), a Delaware limited liability company and newly formed subsidiary of the Company, entered into a Loan and Servicing Agreement (the “MS Revolving Credit Facility”), with DCC Holdings, as borrower, the Company, as transferor and as servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, as account bank and as collateral custodian, and Siepe, LLC, as collateral administrator.

The maximum principal amount of the DCC Holdings II Secured Credit Facility as of the Closing Date is $200,000, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to the borrowing base, which is determined on the basis of the value and types of DCC Holdings' assets from time to time, and satisfaction of certain conditions, including certain concentration limits. Amounts drawn under the MS Revolving Credit Facility, will bear interest at the Term SOFR, Term CORRA, Daily Simple SONIA or the EURIBOR Rate, each as defined in the Loan and Servicing Agreement (the “Applicable Reference Rate”), in each case, plus a margin. Advances used to finance the purchase or origination of eligible assets under the MS Revolving Credit Facility initially bear interest at the Applicable Reference Rate plus a spread of 2.50%. After the expiration of a three-year revolving period, the applicable margin on outstanding advances will bear interest at the Applicable Reference Rate plus a spread of 3.00%. All amounts outstanding under the DCC Holdings II Secured Credit Facility must be repaid by the date that is five years after the Closing Date. The contractual maturity date of the DCC Holdings II Secured Credit Facility is April 19, 2029.

April Common Share Issuance

On April 22, 2024, the Company received $76,445 ($1,600 of which are from affiliates) of proceeds, relating to the issuance of 2,992,649 (62,636 of which are for affiliates) Common Shares.

April Portfolio Purchase

On April 23, 2024, the Company acquired investments for $99,334 from DLF I, LLC (“DLF”), an entity under common control with AP DLF Offshore Investor, L.P., a remote affiliate of the Company (the “Transaction”). The Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, consisting of a majority of Trustees who have no financial interest in the Transaction and who are not interested persons of the Company, approved the Transaction in accordance with the requirements of the 1940 Act.

Series A Preferred Share Dividend Declaration

On May 8, 2024, the Board declared a distribution of $191.00 per Series A Preferred Share to preferred shareholders of record as of June 15, 2024, which is payable on June 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All figures in this item are in thousands except share, per share and other data.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part II, “Item 1A. Risk Factors” and "Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this quarterly report on Form 10-Q.

Overview and Investment Framework

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually thereafter. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.

Our investment objective is to generate current income by targeting direct lending and related investments with favorable risk-adjusted returns.

We seek to generate current income primarily by investing in the debt of private, U.S. domiciled, sponsored and non-sponsored middle-market and upper middle-market companies. Some of this debt may be directly originated by us, by which we mean that we will negotiate and structure material terms of the transaction other than just the price. Alternatively, we may participate in transactions where third parties are equally or more involved in the negotiation and structuring with the company, including club deals, or transactions with a bank or advisor acting as an intermediary.

Our core focus on “middle market” companies refers to companies with annual EBITDA between $25 million and $125 million. We refer to companies with annual EBITDA equal to or greater than approximately $125 million as “upper middle-market companies”. By “non-sponsored” companies, we generally mean companies whose equity is substantially owned by the founders or public companies, or companies whose equity is substantially owned by family offices, endowments, or alternative investment funds.

We focus on what we consider to be high quality, performing borrowers in stable or growing industries. Our process prioritizes borrower quality, and capital preservation over yield, to select investments that offer current income. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit instruments (including, but not limited to, loans, bonds and other credit instruments, such as first-lien debt, second-lien debt, mezzanine and unsecured debt) of varying maturities. The Fund’s 80% policy with respect to investments in debt instruments is not fundamental and may be changed by our Board without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

Key Components of Our Results of Operations

Revenues

We generate revenues primarily in the form of interest income from the debt investments we hold. In addition, we may generate income from capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as SOFR. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our debt investments may provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid interest generally will become due at the maturity date. In addition, we generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on debt investments as interest income when earned. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of commitment, loan origination, structuring, consent, waiver, amendment, syndication, due diligence and other miscellaneous fees as well as fees for providing managerial assistance to our portfolio companies, and consulting fees.

Expenses

Except as specifically provided below, when and to the extent that the investment professionals and staff of the Adviser are engaged in providing investment advisory services to us, the allocable portions of their base compensation, bonus and benefits, routine overhead expenses, and other costs and expenses will be paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including the management fees and incentive fees that are paid to the Adviser pursuant to the Investment Advisory Agreement. We also bear our allocable portion of the compensation, overhead (including rent, IT assistance, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement. These administrative expenses include the salaries and expenses of our chief compliance officer, chief financial officer, and their respective staffs, and the salaries and expenses of the investor relations, legal, operations, and other non-investment professionals at the Administrator that perform duties for us.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended March 31, 2024 (information herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$—
New investments purchased including capitalized PIK interest	193,109
Net accretion of discount on investments	89
Investments sold or repaid	(26,504)
Total investments, end of period	$166,694
Number of portfolio companies	14
Weighted average yield on debt and income producing investments, at amortized cost	12.70%
Weighted average yield on debt and income producing investments, at fair value	12.66%

Our investments consisted of the following:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$166,694	$167,278	100.00%
Total	$166,694	$167,278	100.00%

As of March 31, 2024 no loans in the portfolio were on non-accrual status.

Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the portfolio company's industry; and
•
review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all debt investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may take into account the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

1.
Least amount of risk to our initial cost basis. Trends and risk factors are above expectations since time of initial underwriting.
2.
Trends and risk factors are similar to the risk to our initial cost basis at the time of origination. Portfolio company is performing generally in line with initial underwrite and risk is neutral to favorable.
3.
Portfolio company is performing below expectations, and the risk to the loan has increased since time of origination. Portfolio company could be out of compliance with covenants other than payment defaults. Loan payments are typically not past due.
4.
Portfolio company performance is materially lower than anticipated at initial underwrite, and the risk to the loan is materially higher. Portfolio company is generally out of compliance with covenants. Loan payments could be past due but generally not more than 180 days past due.
5.
Portfolio company is underperforming substantially below expectations. It is anticipated we will not recoup our initial cost basis and may realize a loss relative to our cost basis at exit. Loan payments are significantly delinquent and fair market value will be reduced to the anticipated recovery.

The following table shows the composition of our portfolio on the 1 to 5 rating scale:

Rating	March 31, 2024
1	$—
2	167,278
3	—
4	—
5	—
Total	$167,278

Results of Operations

We were organized under the laws of the State of Delaware on February 24, 2022. The Adviser is a recently formed entity. As a result, we have no corresponding prior year periods with which to compare our operating results.

The following table represents the operating results:

Three Months Ended March 31, 2024
Total investment income	$3,950
Net expenses	420
Net investment income	3,530
Net unrealized gain	584
Net increase in net assets resulting from operations	$4,114

Investment Income

Investment income was as follows:

Three Months Ended March 31, 2024
Interest income	$3,950
Total investment income	$3,950

For the three months ended March 31, 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $167,278 at fair value at March 31, 2024, and all investments were income producing first lien debt investments.

Expenses

Expenses were as follows:

Three Months Ended March 31, 2024
Interest expense	$815
Management fees	386
Income based incentive fees	523
Administrative services	495
Professional fees	445
Board of Trustees' fees	38
Other general and administrative	231
Amortization of deferred offering costs	178
Total expenses	3,111
Management fees waived	(193)
Incentive fees waived	(523)
Expense support	(1,975)
Net expenses	$420

Interest expense for the three months ended March 31, 2024 was driven by an increase in borrowings in our revolving credit facility and repurchase obligations. Management fees for the three months ended March 31, 2024 were driven by our deployment of capital. For the three months ended March 31, 2024, the Adviser waived management fees of $193. For the three months ended March 31, 2024, there were incentive fees earned related to pre-Incentive Fee net investment income were $523, all of which was waived by the Adviser and no accrued capital gains incentive fees based on our cumulative net realized and unrealized depreciation as of period end. The accrual for any capital gains incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

Organization costs and offering costs, if any, include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative services represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2024, we had no realized gains or losses. During the three months ended March 31, 2024 the net unrealized gain on our investment portfolio was $584.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on the Citi Revolving Credit Facility, proceeds from net borrowings on our repurchase obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of March 31, 2024, together with $62,048 of available capacity under the Citi Revolving Credit Facility (subject to borrowing base availability) and $1,256,669 of uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term.

As of March 31, 2024, we had the Citi Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities (such as the MS Revolving Credit Facility), increase the size of our existing credit facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2024, we had an aggregate amount of $132,100 of senior securities outstanding, our asset coverage ratio was 192.8%, and our asset coverage per unit was $1,943. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of March 31, 2024, we had $89,656 in cash and cash equivalents. During the three months ended March 31, 2024, cash used in operating activities was $163,726, primarily as a result of funding portfolio investments offset by proceeds from principal repayments. Cash provided by financing activities was $250,502 during the period, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on the Citi Revolving Credit Facility and Repurchase Obligation.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
Total	4,780,654	$120,076

During the three months ended March 31, 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2024, we had received Capital Commitments totaling $1,378,245, of which $29,650 was from an affiliate of the Adviser.

Borrowings

As of March 31, 2024 we had an aggregate principal amount of $130,600 of debt outstanding.

For additional information on our debt obligations see “Note 6. Borrowings” in the notes to our consolidated financial statements.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
Expense Support Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Note 3. Agreements and Related Party Transactions” in the notes to our consolidated financial statements.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”

We apply fair value to all of our financial instruments in accordance with ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, we have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and our Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, we will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our audit committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2024, 91.12% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$3,107	$2,220	$887
Up 100 basis points	1,554	1,110	444
Down 100 basis points	(1,554)	(1,110)	(444)
Down 200 basis points	(3,107)	(2,220)	(887)

(1)
Excludes the impact of incentive fees. See “Item 1. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the quarterly report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in the Registration Statement on Form 10 a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10. You should carefully consider the risk factors set forth in the Registration Statement on Form 10 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to "Note 8. Net Assets" in the notes to the consolidated financial statements in this quarterly report on Form 10-Q for issuances of our shares during the quarter and proceeds received in connection therewith. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Amended and Restated Agreement and Declaration of Trust, dated as of December 12, 2023 (1)
3.2	Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (2)
3.3	Bylaws, dated as of December 12, 2023 (1)
10.1	Custody Agreement between the Company and Citibank, N.A., dated as of January 2, 2024 (2)
10.2

Credit and Security Agreement, by and among Diameter Credit Company Holdings LLC, as borrower; the Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator, dated as of January 10, 2024 (2)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Previously filed in connection with the Registrant's Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023.
(2)
Previously filed in connection with the Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024.

* Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diameter Credit Company

Date: May 13, 2024	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)