Form 10-Q
period 2024-06-30
Diameter Credit Co
filed 2024-08-08
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 12,555,274 shares of Common Shares, $0.001 par value per share, outstanding.

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

In addition to factors previously identified elsewhere in the reports and other documents that Diameter Credit Company (the "Company", "we", "us", and "our") has filed with the U.S. Securities and Exchange Commission (the “SEC”) the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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
•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•
the risks, uncertainties and other factors we identify elsewhere in our filings with the SEC that we make from time to time.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost $433,672)	$436,224	$—
Total investments, at fair value	436,224	—
Cash and cash equivalents (restricted cash of $41,046 and $0 at June 30, 2024 and December 31, 2023, respectively)	79,612	2,880
Interest receivable	3,476	—
Deferred financing costs	2,290	—
Deferred offering costs	342	545
Other assets	25	40
Total Assets	$521,969	$3,465
Liabilities
Revolving Credit Facilities	$204,200	$—
Repurchase Obligations	34,460	—
Distributions payable	4,764	—
Interest payable	2,503	—
Management Fees payable	564	—
Due to affiliates	759	154
Preferred shareholders dividends payable	—	5
Board of Trustees' fees payable	59	16
Accrued expenses and other liabilities	—	1,136
Total Liabilities	247,309	1,311
Commitments and contingencies (Note 7)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 10,585,443 and 60,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	10	—
Additional paid in capital	269,459	1,356
Distributable earnings (loss)	3,691	(702)
Total Net Assets Applicable to Common Shares	273,160	654
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$521,969	$3,465
Net Asset Value Per Common Share	$25.81	$10.90

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$10,041	$13,991
Fee income	18	18
Total Investment Income	10,059	14,009
Operating Expenses
Interest expense	3,680	4,495
Management Fees	1,129	1,515
Income based incentive Fees	794	1,317
Administrative services	434	929
Professional fees	345	790
Board of Trustees' fees	54	92
Other general and administrative	340	571
Amortization of deferred offering costs	199	377
Total Operating Expenses	6,975	10,086
Management Fees waived	(565)	(758)
Incentive Fees waived	(794)	(1,317)
Expense support	(900)	(2,875)
Net Operating Expenses	4,716	5,136
Net Investment Income	5,343	8,873
Net Unrealized Gains
Non-controlled/non-affiliated investments	1,968	2,552
Net Unrealized Gain	1,968	2,552
Net Increase in Net Assets Resulting from Operations	$7,311	$11,425
Series A Preferred Shares dividends	45	90
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$7,266	$11,335
Earnings per common share	$0.96	$2.08
Weighted average shares of Common Shares outstanding	7,567,551	5,441,161

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended June 30, 2024	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2024	4,840,654	$5	$121,427	$1,189	$122,621
Issuance of Common Shares	5,740,781	5	147,930	—	147,935
Reinvestment of distributions	4,007	—	102	—	102
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	5,343	5,343
Net unrealized gain	—	—	—	1,968	1,968
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(4,764)	(4,764)
Total increase for the three months ended June 30, 2024	5,744,789	5	148,032	2,502	150,539
Balance at June 30, 2024	10,585,443	$10	$269,459	$3,691	$273,160

	Common Shares
Six Months Ended June 30, 2024	Shares	Par (1)(2)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	60,000	$—	$1,356	$(702)	$654
Issuance of Common Shares	10,521,435	10	268,001	—	268,011
Reinvestment of distributions	4,007	—	102	—	102
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	8,873	8,873
Net unrealized gain	—	—	—	2,552	2,552
Series A Preferred Shares dividends	—	—	—	(90)	(90)
Common shares distributions from earnings	—	—	—	(6,942)	(6,942)
Total increase for the six months ended June 30, 2024	10,525,443	10	268,103	4,393	272,506
Balance at June 30, 2024	10,585,443	$10	$269,459	$3,691	$273,160

(1)
The par amount on reinvestment of distributions is less than 1.
(2)
The par amount at December 31, 2023 is less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

Six Months Ended June 30,
2024
Operating Activities
Net increase in net assets resulting from operations	$11,425
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(460,325)
Proceeds from principal repayments	27,925
Net unrealized (gain) on investments	(2,552)
Net accretion of discounts and amortization of premiums	(980)
Payment in-kind interest capitalized	(292)
Amortization of deferred financing costs	303
Amortization of deferred offering costs	377
Changes in operating assets and liabilities:
Interest receivable	(3,476)
Other assets	15
Interest payable	2,503
Management Fees payable	564
Due to affiliates	605
Board of Trustees' fees payable	43
Accrued expenses and other liabilities	(1,136)
Net Cash Used in Operating Activities	(425,001)
Financing Activities
Proceeds from Repurchase Obligations	54,060
Repayments of Repurchase Obligations	(19,600)
Borrowings of Revolving Credit Facilities	425,100
Repayments of Revolving Credit Facilities	(220,900)
Deferred financing costs paid	(2,593)
Proceeds from issuance of Common Shares, net of deferred offering costs of $174	267,837
Distributions paid in cash	(2,171)
Net Cash Provided by Financing Activities	501,733
Net Increase in Cash, Cash Equivalents and Restricted Cash	76,732
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,880
Cash, Cash Equivalents and Restricted Cash, End of Period	$79,612
Supplemental Information and Non-Cash Activities
Interest paid during the period	$1,690
Reinvestment of distributions during the period	$102

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2024

(Amounts in thousands)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	9/30/2026	$30,000	$29,721	$29,730
							30,000	29,721	29,730	10.88%
Commercial Services & Supplies
Amspec Parent LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	12/5/2030	-	(7)	35
Amspec Parent LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	12/5/2029	-	(17)	-
Amspec Parent LLC	(6)	Term Loan	11.08%	SOFR	5.50%	12/5/2030	15,595	15,470	15,719
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	11.43%	SOFR	6.00%	12/18/2028	7,621	7,428	7,595
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	11.40%	SOFR	6.00%	12/18/2028	1,592	1,532	1,572
One Silver Serve, LLC	(6)	Term Loan	11.44%	SOFR	6.00%	12/18/2028	14,014	13,754	13,930
							38,822	38,160	38,851	14.22%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.50%	5/17/2027	-	(72)	(48)
Kelso Industries, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	5/17/2027	-	(131)	(116)
Kelso Industries, LLC	(6)	Term Loan	11.98%	SOFR	6.50%	5/17/2027	37,000	36,332	36,408
							37,000	36,129	36,244	13.27%
Diversified Consumer Services
Summit Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	10.34%	SOFR	5.00%	5/31/2031	515	464	467
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/31/2031	-	(23)	(23)
Summit Buyer, LLC	(6)	Term Loan	10.35%	SOFR	5.00%	5/31/2031	35,870	35,692	35,692
							36,385	36,133	36,136	13.23%
Financial Services
BDO USA, P.C.	(6)	Term Loan	11.34%	SOFR	6.00%	8/31/2028	29,337	29,027	29,249
							29,337	29,027	29,249	10.71%
Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	11/11/2030	-	(7)	18
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	11/9/2029	-	(10)	(1)
Next Holdco, LLC	(6)	Term Loan	11.32%	SOFR	6.00%	11/11/2030	11,062	10,957	11,051
							11,062	10,940	11,068	4.05%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	13.58%	SOFR	8.25%	3/8/2029	25,321	24,961	25,018
							25,321	24,961	25,018	9.16%
Insurance
Accuserve Solutions, Inc.	(5)(6)	Delayed Draw Term Loan	10.42%	SOFR	5.25%	3/15/2030	10,960	10,828	10,871
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	10.56%	SOFR	5.25%	3/15/2030	636	606	618
Accuserve Solutions, Inc.	(6)	Term Loan	10.42%	SOFR	5.25%	3/15/2030	10,901	10,804	10,836
Higginbotham Insurance Agency, Inc.	(4)(5)(6)	Delayed Draw Term Loan	10.09%	SOFR	4.75%	11/24/2028	3,339	3,181	3,262
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	11.08%	SOFR	5.75%	10/14/2028	7,646	7,537	7,857
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	4/3/2030	-	(15)	(15)
SG Acquisition, Inc.	(6)	Term Loan	10.30%	SOFR	5.00%	4/3/2030	24,938	24,696	24,696
							58,420	57,637	58,125	21.28%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	10.84%	SOFR	5.50%	12/6/2027	29,925	29,581	29,536
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2029	-	(55)	(55)
Questex, LLC	(6)	Term Loan	10.79%	SOFR	5.50%	5/15/2029	22,170	21,738	21,738
							52,095	51,264	51,219	18.75%

Software
Blitz 24-34 GmbH	(4)(5)(6)(7)	Delayed Draw Term Loan		SOFR	6.00%	5/2/2030	$-	$(63)	$(63)
Blitz 24-34 GmbH	(6)(7)	Term Loan	11.33%	SOFR	6.00%	5/2/2031	43,548	42,697	42,698
Bullhorn, Inc.	(5)(6)	Delayed Draw Term Loan	10.33%	SOFR	5.00%	10/1/2029	22,421	22,297	22,297
Bullhorn, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/1/2029	-	(8)	(8)
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	12/24/2029	-	(5)	22
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	12/24/2029	-	(20)	-
Enverus Holdings, Inc.	(6)	Term Loan	10.84%	SOFR	5.50%	12/24/2029	31,889	31,624	32,081
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	9/19/2029	-	(9)	-
Hyland Software, Inc.	(6)	Term Loan	11.34%	SOFR	6.00%	9/19/2030	23,749	23,559	23,797
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	2/28/2031	-	(372)	(240)
							121,607	119,700	120,584	44.14%
Total First Lien Debt							440,049	433,672	436,224	159.70%
Total Investments - Non-Controlled/Non-Affiliated							$440,049	$433,672	$436,224	159.70%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the "Board"). All of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement, such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.

(4)
These debt investments are not pledged as collateral under the Company's Revolving Credit Facilities (as defined below) or Repurchase Obligations (as defined below). Any other debt investments listed above are pledged as collateral under our Revolving Credit Facilities or Repurchase Obligations and are not available to satisfy the other creditors of the Company.
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost or fair market value adjustments. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$3,933
Accuserve Solutions, Inc.	Revolving Line of Credit	2,444
Amspec Parent LLC	Delayed Draw Term Loan	2,254
Amspec Parent LLC	Revolving Line of Credit	2,113
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Bullhorn, Inc.	Delayed Draw Term Loan	6,000
Bullhorn, Inc.	Revolving Line of Credit	1,579
Enverus Holdings, Inc.	Delayed Draw Term Loan	1,598
Enverus Holdings, Inc.	Revolving Line of Credit	2,432
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	26,653
Hyland Software, Inc.	Revolving Line of Credit	1,131
Kelso Industries, LLC	Delayed Draw Term Loan	8,000
Kelso Industries, LLC	Revolving Line of Credit	7,250
Next Holdco, LLC	Delayed Draw Term Loan	2,843
Next Holdco, LLC	Revolving Line of Credit	1,067
One Silver Serve, LLC	Delayed Draw Term Loan	5,073
One Silver Serve, LLC	Revolving Line of Credit	1,592
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	17,350
Questex, LLC	Revolving Line of Credit	2,830
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
SG Acquisition, Inc.	Revolving Line of Credit	1,518
Summit Buyer, LLC	Delayed Draw Term Loan	19,050
Summit Buyer, LLC	Revolving Line of Credit	4,565
Total Unfunded Commitments		$167,727

(6)
Loan includes interest rate floor feature.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, non-qualifying assets represented 8.17% of total assets as in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 1. Organization

In this report, the terms the “Company”, "we", "us", and "our" mean Diameter Credit Company and its subsidiaries unless the context specifically requires otherwise. Diameter Credit Company is a Delaware statutory trust formed on February 24, 2022. The Company is a recently organized, non-diversified, closed-end management investment company that was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter”). Both the Adviser and Diameter are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). On November 29, 2023, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings LLC ("DCC Holdings I"), a Delaware limited liability company. On February 28, 2024, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings II LLC ("DCC Holdings II"), a Delaware limited liability company. The Company commenced operations on December 20, 2023, in connection with the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (“Series A Preferred Shares”). No income was earned and no expenses were incurred by the Company prior to the Company’s commencement of operations.

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest, par value $0.001 per share (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout the initial closing period and may be offered from time to time thereafter. The initial closing (the “Initial Closing”) for the acceptance of Subscription Agreements (defined below) occurred on December 21, 2023. Subsequent closings may occur at the beginning of any calendar quarter (or such other times as may be determined by the Adviser in its sole discretion) until (and including) the 12-month anniversary date of the Initial Closing, which may be extended for two (2) additional six-month periods by the Adviser. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to the investors.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments are normal and recurring and considered necessary for the fair presentation of the consolidated financial statements have been included. All intercompany balances and transactions have been eliminated in consolidation.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiaries, DCC Holdings I and DCC Holdings II.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than investments in money market funds which are recorded using the published net asset value per share, are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. At June 30, 2024, the Company had an investment in the Morgan Stanley Institutional Liquidity Money Market Fund totaling $36,726 and an investment in the JPMorgan Federal Money Market Fund totaling $35,918.

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

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and are recorded within net realized gain (loss) on the Consolidated Statements of Operations, if any.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gains on the Consolidated Statements of Operations.

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

Any changes to the valuation methodology are reviewed by management and the Company’s Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 5 Fair Value Measurements.

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligations are reported on the Company's Consolidated Statements of Operations within interest expense.

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

The Company includes net changes in fair values on investments resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded $825 and $1,500, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2024, the Company recorded $261 and $329, respectively, in PIK income.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned, as services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and/or market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Organization Expenses and Offering Expenses

Organization and offering costs are borne by the Company and have been advanced from Diameter subject to recoupment. Costs associated with the organization of the Company have been expensed as incurred, subject to the limitation described below. These organization expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of Common Shares and Series A Preferred Shares of the Company are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are being amortized over a twelve-month period from the Company's commencement of operations. These deferred offering costs consist primarily of legal fees and other costs incurred in connection with the offering of Common Shares and the offering of the Series A Preferred Shares.

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

As of June 30, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2024, the Company did not incur any U.S. federal excise tax.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the six months ended June 30, 2024, gross assets were measured as the average of gross assets at the initial date that investors are required to purchase Common Shares (the "Effective Date") and at June 30, 2024, adjusted for share issuances during the quarter.

The Adviser has agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date, which occurred on January 19, 2024.

For the three and six months ended June 30, 2024, Management Fees earned were $1,129 and $1,515, respectively, $565 and $758 of which were waived by the Adviser. As of June 30, 2024, $564 was payable to the Adviser relating to Management Fees.

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

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding Series A Preferred Shares, but excluding the Incentive Fee).

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

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to the Exchange Listing, if applicable, the pre-Incentive Fee net investment income will be expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, will equal:

•
the Company’s net assets as of the end of the calendar quarter immediately preceding the day; plus
•
the aggregate amount of capital drawn from investors (or reinvested pursuant to the Company’s DRIP (as defined below) from the beginning of the current quarter to the day; minus
•
the aggregate amount of distributions (including share repurchases) made by the Company from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on the Company’s books and records in a previous quarter).

Following and in the event of an Exchange Listing, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income will be expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter.

For the three and six months ended June 30, 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $794 and $1,317, respectively, all of which were waived by the Adviser. As of June 30, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three and six months ended June 30, 2024, no Incentive Fees on capital gains were earned. As of June 30, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2024, the Company incurred $434 and $929, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $780 and $5, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

Sub-Administration Agreement

On December 21, 2023, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with HedgeServ Corporation (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The initial term of the Sub-Administration Agreement is one year from the Effective Date, and, after expiration of the initial term, the Sub-Administration Agreement shall automatically renew for successive six month periods, unless a written notice of non-renewal is delivered prior to 90 days prior to the expiration of the initial term or renewal term.

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

Following any calendar month in which the Company’s Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Company’s “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, Management Fees and Incentive Fees owed to the Adviser, and interest expense, by the Company’s net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
	$3,200	$—	$3,200

As of June 30, 2024, the Adviser has provided written commitments for Expense Payments for $3,200. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$433,672	$436,224	100.00%
Total	$433,672	$436,224	100.00%

The industry composition of investments at fair value was as follows:

June 30, 2024
Automobiles	6.82%
Commercial Services & Supplies	8.90
Construction & Engineering	8.31
Diversified Consumer Services	8.28
Financial Services	6.71
Health Care Technology	2.54
Hotels, Restaurants & Leisure	5.74
Insurance	13.32
Interactive Media & Services	11.74
Software	27.64
Total	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,634	$42,635	9.77%
United States	391,038	393,589	90.23
Total	$433,672	$436,224	100.00%

On January 22, 2024 and April 23, 2024, the Company acquired securities for $93,174 and $99,334, respectively, from DLF I, LLC (“DLF”), an entity under common control with AP DLF Offshore Investor, L.P., a remote affiliate of the Company (the “Transaction”). The Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, consisting of a majority of Trustees who have no financial interest in the Transaction and who are Independent Trustees, approved the Transaction in accordance with the requirements of the 1940 Act.

As of June 30, 2024, no loans in the portfolio were on non-accrual status.

As of June 30, 2024, on a fair value basis, 93.18%, of our performing debt investments bore interest at a floating rate and 6.82% of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended June 30, 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to March 31, 2024 without readily available market quotations subject to review by an independent valuation firm. All investments originated after March 31, 2024 were held at amortized cost due to recency of an open market transaction, with the exception of the investments purchased from DLF. All investments as of June 30, 2024 were valued using Level 3 inputs. As of June 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.

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

The following table presents the fair value hierarchy of financial instruments:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$—	$436,224	$436,224
Total	$—	$—	$436,224	$436,224

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Three Months Ended June 30, 2024
First Lien Debt
Fair value, beginning of period	$167,278
Purchases of investments including capitalized PIK interest	267,508
Proceeds from principal repayments	(1,421)
Accretion of discounts	891
Net unrealized gain	1,968
Fair value, end of period	$436,224
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$1,968

Six Months Ended June 30, 2024
First Lien Debt
Fair value, beginning of period	$—
Purchases of investments including capitalized PIK interest	460,617
Proceeds from principal repayments	(27,925)
Accretion of discounts	980
Net unrealized gain	2,552
Fair value, end of period	$436,224
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$2,552

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$288,800	Yield analysis	Discount rate	9.60%	12.94%	10.86%
	147,424	Transaction price	N/A	N/A	N/A	N/A
Total	$436,224

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company’s asset coverage was 213.7%.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (which was subsequently amended on May 22, 2024, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $200,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $300,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024 the Company entered into a revolving credit facility (the “MS Revolving Credit Facility”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 19, 2029. The total commitments under the MS Revolving Credit Facility are $200,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

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

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). The Repurchase Obligations are secured by the respective investment that is the subject of the repurchase agreement.

As of June 30, 2024, the Company had outstanding Repurchase Obligations of $34,460 associated with repurchase agreements for first lien term loan investments in Blitz 24-34 GmbH and Summit Buyer, LLC. The repurchase agreements for Blitz 24-34 GmbH and Summit Buyer, LLC were entered into on May 2, 2024 and June 5, 2024, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Blitz 24-34 GmbH	Term Loan	5/2/2024	0.00023240
Summit Buyer, LLC	Term Loan	6/5/2024	0.00023256

The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$200,000	$144,700	$144,700	$55,300	$24,526
MS Revolving Credit Facility	200,000	59,500	59,500	140,500	49,929
Repurchase Obligations	34,460	34,460	34,460	—	—
Total	$434,460	$238,660	$238,660	$195,800	$74,455

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of June 30, 2024, $2,287 of interest expense and $216 of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2024, the weighted average interest rate on all borrowings outstanding was 8.06% and 8.15%, respectively, and the average principal debt outstanding was $158,471 and $108,689, respectively.

The components of interest expense were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Borrowing interest expense	$3,193	$3,704
Facility commitment fees	285	488
Amortization of financing costs	202	303
Total interest expense	$3,680	$4,495
Cash paid for interest expense	$1,576	$1,690

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $167,727.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2024, the Company had received Capital Commitments totaling $1,618,370 ($1,348,859 remaining undrawn), of which $32,650 ($26,720 remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total common shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
Total	10,521,435	$268,011

Series A Preferred Shares

On December 20, 2023, the Company received proceeds of $1,380 relating to the issuance of 500 shares of the Company’s Series A Preferred Shares at a price of $3,000 per share, net of offering costs and an administration fee. Each individual investor in the Series A Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share, or the “Liquidation Value” with respect to distributions, including the payment of dividends and distribution of the Company’ assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of preferred shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares. Dividends on each Series A Preferred Share accrue on a daily basis at the rate of 12.0% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including December 20, 2023 to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends. Dividends are payable semi-annually.

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

The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying Consolidated Statements of Assets and Liabilities due to certain redemption features that are not solely within the Company’s control.

Distributions

The following table summarized the Company's distributions to common shareholders for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.45	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.45	4,764
Total distributions			$0.90	$6,942

The following table summarizes the Company’s distributions to preferred shareholders for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.00	$90
Total distributions			$191.00	$90

Distribution Reinvestment

The Company has adopted a distribution reinvestment plan (“DRIP”), pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end net asset value (“NAV”) per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the DRIP will not reduce outstanding Capital Commitments.

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the six months ended June 30, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
Total distributions	$102	4,007

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net increase in net assets resulting from operations applicable to common shareholders	$7,266	$11,335
Weighted average shares of common shares outstanding	7,567,551	5,441,161
Earnings per common share	$0.96	$2.08

Note 10. Financial Highlights

The following are the financial highlights:

Per Share Data (1)	For the Six Months Ended June 30, 2024
Net asset value per common share at beginning of period	$10.90
Net investment income	1.63
Net unrealized gain (2)	0.47
Distributions to preferred shareholders	(0.02)
Net increase from operations	2.08
Distributions declared	(0.90)
Impact of issuance of common shares	13.73
Total increase in net assets applicable to common shareholders from capital share transactions	12.83
Total increase in net assets applicable to common shareholders	14.91
Net asset value per common share at end of period	$25.81
Total return (3)	6.84%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to common shares (4)	12.58%
Annualized ratio of operating expenses to average net assets applicable to common shares, gross (4)	14.30%
Annualized ratio of operating expenses to average net assets applicable to common shares, net of waivers and expense support (4)	7.28%
Portfolio turnover	12.38%

(1)
The per share data was derived by using the weighted average common shares outstanding during the period except for distributions declared to common shareholders which is based on actual rate per share.

(2)
Unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per common share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statements of Operations.
(3)
Total return is calculated as the change in net asset value per common share between the initial offering price per share of $25.00 and ending net asset value per common share for the period, plus distributions per common share (assuming distributions are reinvested in accordance with the Company's DRIP). Total returns of less than 1 year are not annualized.
(4)
The amounts reflected do not reflect the effect of dividend payments to preferred shareholders.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2024, except as discussed below.

July Common Share Issuance

On July 29, 2024, the Company received $51,298 ($600 of which are from affiliates) of proceeds, relating to the issuance of 1,969,832 (23,040 of which are for affiliates) Common Shares.

Citi Revolving Credit Facility Commitment Increase

On August 7, 2024, the Company utilized the accordion feature of its Citi Revolving Credit Facility to increase total commitments from $200,000 to $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All figures in this item are in thousands except share, per share and other data.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in "Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this quarterly report on Form 10-Q.

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

We focus on what we consider to be high quality, performing borrowers in stable or growing industries. Our process prioritizes borrower quality, and capital preservation over yield, to select investments that offer current income. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit instruments (including, but not limited to, loans, bonds and other credit instruments, such as first-lien debt, second-lien debt, mezzanine and unsecured debt) of varying maturities. The Company’s 80% policy with respect to investments in debt instruments is not fundamental and may be changed by our Board without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended June 30, 2024 (information herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$166,694
New investments purchased including capitalized PIK interest	267,508
Net accretion of discount on investments	891
Investments sold or repaid	(1,421)
Total investments, end of period	$433,672
Number of portfolio companies	19
Weighted average yield on debt and income producing investments, at amortized cost	11.89%
Weighted average yield on debt and income producing investments, at fair value	11.82%

Our investments consisted of the following:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$433,672	$436,224	100.00%
Total	$433,672	$436,224	100.00%

As of June 30, 2024, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale:

Rating	June 30, 2024
1	$—
2	436,224
3	—
4	—
5	—
Total	$436,224

Results of Operations

The Company commenced operations on December 20, 2023. As a result, we have no corresponding prior year periods with which to compare our operating results.

The following table represents the operating results:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investment income	$10,059	$14,009
Net expenses	4,716	5,136
Net investment income	5,343	8,873
Net unrealized gain	1,968	2,552
Net increase in net assets resulting from operations	$7,311	$11,425

Investment Income

Investment income was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$10,041	$13,991
Fee income	18	18
Total investment income	$10,059	$14,009

For the three and six months ended June 30, 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $436,224 at fair value at June 30, 2024, and all investments were income producing first lien debt investments.

Expenses

Expenses were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest expense	$3,680	$4,495
Management Fees	1,129	1,515
Income based incentive fees	794	1,317
Administrative services	434	929
Professional fees	345	790
Board of Trustees' fees	54	92
Other general and administrative	340	571
Amortization of deferred offering costs	199	377
Total expenses	6,975	10,086
Management Fees waived	(565)	(758)
Incentive Fees waived	(794)	(1,317)
Expense support	(900)	(2,875)
Net expenses	$4,716	$5,136

Interest expense for the three and six months ended June 30, 2024 was driven by an increase in borrowings in our Revolving Credit Facilities and Repurchase Obligations. Management Fees for the three and six months ended June 30, 2024 were driven by our deployment of capital. For the three and six months ended June 30, 2024, the Adviser waived Management Fees of $565 and $758, respectively. For the three and six months ended June 30, 2024, the Incentive Fees earned related to pre-Incentive Fee net investment income were $794 and $1,317, respectively, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized depreciation as of period end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2024, the net unrealized gain on our investment portfolio was $1,968 and $2,552, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of June 30, 2024, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term.

As of June 30, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2024, we had an aggregate amount of $240,160 of senior securities outstanding, our asset coverage ratio was 213.7%, and our asset coverage per unit was $2,146. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of June 30, 2024, we had $79,612 in cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $425,001, primarily as a result of funding portfolio investments offset by proceeds from principal repayments. Cash provided by financing activities was $501,733 during the six months ended June 30, 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities and Repurchase Obligations.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
Total	10,521,435	$268,011

During the six months ended June 30, 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2024, we had received Capital Commitments totaling $1,618,370, of which $32,650 was from affiliates of the Adviser.

Borrowings

As of June 30, 2024, we had an aggregate principal amount of $238,660 of net borrowings outstanding.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in our Registration Statement on Form 10, filed with the SEC on February 7, 2024.

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

As of June 30, 2024, 93.18% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$8,203	$4,084	$4,119
Up 100 basis points	4,101	2,042	2,059
Down 100 basis points	(4,101)	(2,042)	(2,059)
Down 200 basis points	(8,203)	(4,084)	(4,119)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (1)
3.2	Bylaws, dated as of December 12, 2023 (2)
10.1	Custody Agreement between the Company and Citibank, N.A., dated as of January 2, 2024 (3)
10.2

Credit and Security Agreement, by and among Diameter Credit Company Holdings LLC, as borrower; the Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator, dated as of January 10, 2024 (4)

10.3

Amendment No. 1, dated as of May 22, 2024, to the Credit and Security Agreement, dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower; Diameter Credit Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator (5)

10.4

Loan and Servicing Agreement, dated as of April 19, 2024, among Diameter Credit Holdings II LLC, as borrower, Diameter Credit Company, as transferor and servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator (6)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Previously filed as Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024 and incorporated by reference herein.
(2)
Previously filed as Exhibit 3.3 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024 and incorporated by reference herein.
(3)
Previously filed as Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024 and incorporated by reference herein.
(4)
Previously filed as Exhibit 10.7 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024 and incorporated by reference herein.
(5)
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024 and incorporated by reference herein.
(6)
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024 and incorporated by reference herein.

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

Diameter Credit Company

Date: August 8, 2024	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)