Form 10-Q
period 2024-09-30
Diameter Credit Co
filed 2024-11-07
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 16,167,157 shares of Common Shares, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost $791,728)	$797,208	$—
Total investments, at fair value	797,208	—
Cash and cash equivalents (restricted cash of $17,799 and $0 at September 30, 2024 and December 31, 2023, respectively)	35,352	2,880
Interest receivable	7,339	—
Deferred financing costs	2,942	—
Deferred offering costs	194	545
Other assets	25	40
Total Assets	$843,060	$3,465
Liabilities
Revolving Credit Facilities	$333,300	$—
Repurchase Obligations	68,285	—
Distributions payable	8,083	—
Interest payable	5,156	—
Management Fees payable	1,128	—
Due to affiliates	889	154
Preferred shareholders dividends payable	45	5
Board of Trustees' fees payable	50	16
Accrued expenses and other liabilities	—	1,136
Total Liabilities	416,936	1,311
Commitments and contingencies (Note 7)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 16,167,157 and 60,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	—
Additional paid in capital	415,684	1,356
Distributable earnings (loss)	8,924	(702)
Total Net Assets Applicable to Common Shares	424,624	654
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$843,060	$3,465
Net Asset Value Per Common Share	$26.26	$10.90

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$19,605	$33,596
Fee income	36	54
Total Investment Income	19,641	33,650
Operating Expenses
Interest expense	7,114	11,609
Management Fees	2,256	3,771
Income based Incentive Fees	1,559	2,876
Administrative services	505	1,434
Professional fees	735	1,525
Board of Trustees’ fees	41	133
Other general and administrative	756	1,327
Amortization of deferred offering costs	228	605
Total Operating Expenses	13,194	23,280
Management Fees waived	(1,127)	(1,885)
Incentive Fees waived	(1,559)	(2,876)
Expense support	(1,300)	(4,175)
Net Operating Expenses	9,208	14,344
Net Investment Income	10,433	19,306
Net Unrealized Gains
Net change in unrealized appreciation
Non-controlled/non-affiliated investments	2,928	5,480
Net Unrealized Gain	2,928	5,480
Net Increase in Net Assets Resulting from Operations	$13,361	$24,786
Series A Preferred Shares dividends	45	135
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$13,316	$24,651
Earnings per Common Share	$1.00	$3.04
Weighted average shares of Common Shares outstanding	13,371,747	8,103,986

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended September 30, 2024	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2024	10,585,443	$10	$269,459	$3,691	$273,160
Issuance of Common Shares	5,561,467	6	145,703	—	145,709
Reinvestment of distributions	20,248	—	522	—	522
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	10,433	10,433
Net unrealized gain	—	—	—	2,928	2,928
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(8,083)	(8,083)
Total increase for the three months ended September 30, 2024	5,581,714	6	146,225	5,233	151,464
Balance at September 30, 2024	16,167,157	$16	$415,684	$8,924	$424,624

	Common Shares
Nine Months Ended September 30, 2024	Shares	Par (1)(2)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	60,000	$—	$1,356	$(702)	$654
Issuance of Common Shares	16,082,902	16	413,704	—	413,720
Reinvestment of distributions	24,255	—	624	—	624
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	19,306	19,306
Net unrealized gain	—	—	—	5,480	5,480
Series A Preferred Shares dividends	—	—	—	(135)	(135)
Common shares distributions from earnings	—	—	—	(15,025)	(15,025)
Total increase for the nine months ended September 30, 2024	16,107,157	16	414,328	9,626	423,970
Balance at September 30, 2024	16,167,157	$16	$415,684	$8,924	$424,624

(1)
The par amount on reinvestment of distributions is less than 1.
(2)
The par amount at December 31, 2023 is less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

Nine Months Ended September 30,
2024
Operating Activities
Net increase in net assets resulting from operations	$24,786
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(824,611)
Proceeds from principal repayments	34,996
Net unrealized (gain) on investments	(5,480)
Net accretion of discounts and amortization of premiums	(1,547)
Payment in-kind interest capitalized	(566)
Amortization of deferred financing costs	549
Amortization of deferred offering costs	605
Changes in operating assets and liabilities:
Interest receivable	(7,339)
Other assets	15
Interest payable	5,156
Management Fees payable	1,128
Due to affiliates	735
Board of Trustees' fees payable	34
Accrued expenses and other liabilities	(1,136)
Net Cash Used in Operating Activities	(772,675)
Financing Activities
Proceeds from Repurchase Obligations	102,810
Repayments of Repurchase Obligations	(34,525)
Borrowings of Revolving Credit Facilities	757,600
Repayments of Revolving Credit Facilities	(424,300)
Deferred financing costs paid	(3,491)
Proceeds from issuance of Common Shares, net of deferred offering costs of $254	413,466
Distributions paid in cash	(6,413)
Net Cash Provided by Financing Activities	805,147
Net Increase in Cash, Cash Equivalents and Restricted Cash	32,472
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	2,880
Cash, Cash Equivalents and Restricted Cash, End of Period	$35,352
Supplemental Information and Non-Cash Activities
Interest paid during the period	$5,905
Reinvestment of distributions during the period	$624

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2024

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	9/30/2026	$30,000	$29,752	$30,030
							30,000	29,752	30,030	7.07%
Commercial Services & Supplies
Amspec Parent LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	12/5/2030	-	(7)	39
Amspec Parent LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	12/5/2029	-	(16)	-
Amspec Parent LLC	(6)	Term Loan	10.10%	SOFR	5.50%	12/5/2030	15,556	15,436	15,711
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	10.45%	SOFR	5.25%	12/18/2028	7,602	7,420	7,640
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	12/18/2028	-	(56)	(3)
One Silver Serve, LLC	(6)	Term Loan	10.36%	SOFR	5.25%	12/18/2028	13,979	13,735	13,965
R.R. Donnelley & Sons Company	(6)	Term Loan	9.91%	SOFR	4.75%	8/8/2029	74,350	72,181	72,181
R.R. Donnelley & Sons Company	(9)	Corporate Bond	10.42%		N/A	8/1/2029	500	500	504
							111,987	109,193	110,037	25.91%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan	11.50%	SOFR	6.50%	5/17/2027	8,000	7,373	7,832
Kelso Industries, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	5/17/2027	-	(119)	(36)
Kelso Industries, LLC	(6)	Term Loan	11.59%	SOFR	6.50%	5/17/2027	36,908	36,299	36,723
							44,908	43,553	44,519	10.48%
Diversified Consumer Services
Summit Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.75%	SOFR	5.00%	5/31/2031	5,667	5,592	5,624
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/31/2031	-	(22)	(18)
Summit Buyer, LLC	(6)	Term Loan	9.60%	SOFR	5.00%	5/31/2031	35,870	35,699	35,726
							41,537	41,269	41,332	9.73%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	8/6/2031	-	(20)	(20)
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	8/6/2031	-	(20)	(20)
Trystar, LLC	(6)	Term Loan	9.73%	SOFR	4.50%	8/6/2031	22,791	22,679	22,679
							22,791	22,639	22,639	5.33%
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	12/24/2029	-	(5)	28
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	10.35%	SOFR	5.50%	12/24/2029	155	136	155
Enverus Holdings, Inc.	(6)	Term Loan	10.35%	SOFR	5.50%	12/24/2029	31,809	31,557	32,127
							31,964	31,688	32,310	7.61%
Financial Services
BDO USA, P.C.	(6)	Term Loan	10.85%	SOFR	6.00%	8/31/2028	29,263	28,972	29,029
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	9/6/2031	-	(19)	(19)
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	9/6/2031	-	(19)	(19)
Eclipse Buyer, Inc.	(6)	Term Loan	9.74%	SOFR	4.75%	9/6/2031	22,738	22,513	22,513
							52,001	51,447	51,504	12.13%
Health Care Providers & Services
CSLC MSO Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	7/6/2029	-	(248)	(248)
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	7/6/2029	-	(68)	(68)
CSLC MSO Buyer, LLC	(6)	Term Loan	10.81%	SOFR	5.50%	7/6/2029	36,274	35,669	35,669
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	8/31/2029	-	(146)	(146)
							36,274	35,207	35,207	8.29%

Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	11/11/2030	$-	$(7)	$38
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	11/9/2029	-	(10)	6
Next Holdco, LLC	(6)	Term Loan	11.06%	SOFR	6.00%	11/11/2030	11,034	10,933	11,100
							11,034	10,916	11,144	2.62%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.85% (4.13% PIK)	SOFR	8.25%	3/8/2029	25,594	25,253	25,287
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	8/22/2031	-	(24)	(24)
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	8/22/2030	-	(97)	(97)
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	10.13%	SOFR	5.00%	8/22/2031	42,155	41,325	41,325
							67,749	66,457	66,491	15.66%
Insurance
Accuserve Solutions, Inc.	(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	3/15/2030	-	(24)	24
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	3/15/2030	-	(28)	-
Accuserve Solutions, Inc.	(6)	Term Loan	10.35%	SOFR	5.25%	3/15/2030	21,762	21,568	21,893
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.50%	9/29/2028	329	317	317
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	9.14%	SOFR	4.50%	9/29/2028	437	421	421
Galway Borrower LLC	(6)	Term Loan	9.10%	SOFR	4.50%	9/29/2028	18,938	18,758	18,758
Higginbotham Insurance Agency, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.60%	SOFR	4.75%	11/24/2028	5,221	5,061	5,254
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	10.35%	SOFR	5.75%	10/14/2028	10,831	10,728	10,751
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/3/2030	-	(23)	(3)
SG Acquisition, Inc.	(6)	Term Loan	10.07%	SOFR	4.75%	4/3/2030	54,037	53,614	53,983
							111,555	110,392	111,398	26.23%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	10.35%	SOFR	5.50%	12/6/2027	29,775	29,457	29,775
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2029	-	(52)	(40)
Questex, LLC	(6)	Term Loan	10.79%	SOFR	5.50%	5/15/2029	22,114	21,706	21,805
							51,889	51,111	51,540	12.14%
Professional Services
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/2/2030	-	(71)	(71)
RPX Corporation	(6)	Term Loan	10.70%	SOFR	5.50%	8/2/2030	55,102	54,303	54,303
							55,102	54,232	54,232	12.77%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	6.00%	5/2/2030	-	(61)	(39)
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	11.24%	SOFR	6.00%	5/2/2031	43,440	42,622	42,744
Bullhorn, Inc.	(5)(6)	Delayed Draw Term Loan	10.02%	SOFR	5.00%	10/1/2029	23,526	23,406	23,511
Bullhorn, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/1/2029	-	(7)	(2)
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	7/1/2031	-	(20)	(20)
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/1/2031	-	(15)	(15)
CB Buyer, Inc.	(6)	Term Loan	9.85%	SOFR	5.25%	7/1/2031	14,372	14,234	14,234
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	9/19/2029	-	(9)	-
Hyland Software, Inc.	(6)	Term Loan	10.85%	SOFR	6.00%	9/19/2030	23,690	23,508	23,927
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	2/28/2031	-	(351)	(80)
							105,028	103,307	104,260	24.55%
Total First Lien Debt							$773,819	$761,163	$766,643	180.55%

Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,061 shares)	12.50% PIK	N/A	$5,940	$5,940
			5,940	5,940	1.40%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,000 shares)	10.50% PIK	N/A	24,625	24,625
			24,625	24,625	5.80%
Total Preferred Equity			$30,565	$30,565	7.20%
Total Investments - Non-Controlled/Non-Affiliated			$791,728	$797,208	187.74%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the "Board" and the members thereof, each, a "Trustee" and collectively, the "Trustees"). Unless otherwise indicated by endnote 9 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement ("ASC Topic 820"), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.
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

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$3,933
Accuserve Solutions, Inc.	Revolving Line of Credit	3,080
Amspec Parent LLC	Delayed Draw Term Loan	2,254
Amspec Parent LLC	Revolving Line of Credit	2,112
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Bullhorn, Inc.	Delayed Draw Term Loan	4,895
Bullhorn, Inc.	Revolving Line of Credit	1,579
CB Buyer, Inc.	Delayed Draw Term Loan	4,049
CB Buyer, Inc.	Revolving Line of Credit	1,579
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	29,679
CSLC MSO Buyer, LLC	Revolving Line of Credit	4,048
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Enverus Holdings, Inc.	Delayed Draw Term Loan	1,598
Enverus Holdings, Inc.	Revolving Line of Credit	2,277
Galway Borrower LLC	Delayed Draw Term Loan	1,897
Galway Borrower LLC	Revolving Line of Credit	1,227
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	24,758
Hyland Software, Inc.	Revolving Line of Credit	1,131
Kelso Industries, LLC	Delayed Draw Term Loan	25,546
Kelso Industries, LLC	Revolving Line of Credit	7,250
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	2,480
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	4,959
Next Holdco, LLC	Delayed Draw Term Loan	2,843
Next Holdco, LLC	Revolving Line of Credit	1,067
One Silver Serve, LLC	Delayed Draw Term Loan	5,073
One Silver Serve, LLC	Revolving Line of Credit	3,183
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	14,155
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	30,000
Questex, LLC	Revolving Line of Credit	2,830
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
RPX Corporation	Revolving Line of Credit	4,898
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Summit Buyer, LLC	Delayed Draw Term Loan	13,898
Summit Buyer, LLC	Revolving Line of Credit	4,565
Trystar, LLC	Delayed Draw Term Loan	8,140
Trystar, LLC	Revolving Line of Credit	4,070
Total Unfunded Commitments		$280,700

(6)
Loan includes interest rate floor feature.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2024, non-qualifying assets represented 5.07% of total assets as in accordance with regulatory requirements.
(8)
The headquarters of this portfolio company is located in Germany.
(9)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of September 30, 2024. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 1. Organization

In this report, the terms the “Company”, "we", "us", and "our" mean Diameter Credit Company and its subsidiaries unless the context specifically requires otherwise. Diameter Credit Company is a Delaware statutory trust formed on February 24, 2022. The Company is a recently organized, non-diversified, closed-end management investment company that was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter”). Both the Adviser and Diameter are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). On November 29, 2023, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings LLC ("DCC Holdings I"), a Delaware limited liability company. On February 28, 2024, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings II LLC ("DCC Holdings II"), a Delaware limited liability company. On March 8, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments LLC ("DCC Master"), a Delaware limited liability company. The Company commenced operations on December 20, 2023, in connection with the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (“Series A Preferred Shares”). No income was earned and no expenses were incurred by the Company prior to the Company’s commencement of operations.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiaries, DCC Holdings I, DCC Holdings II, and DCC Master.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than investments in money market funds which are recorded using the published net asset value per share, are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. At September 30, 2024, the Company had an investment in the JPMorgan Federal Money Market Fund totaling $9,378.

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

Valuation of Investments

The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded $39 and $1,153, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2024, the Company recorded $268 and $597, respectively, in PIK income.

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

A “Liquidity Event” may include (i) consummating an Exchange Listing (as defined below) or (ii) commencing a general or limited tender offer program in which each shareholder is given the opportunity to tender Common Shares at a per share price based on the Company’s net asset value or other applicable measurement; provided, however, that the Company will not commence such a tender offer program without the approval of at least a majority of Common Shares outstanding. For these purposes, an “Exchange Listing” is a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company’s shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof; provided, however, that the Company will not commence such an Exchange Listing unless such Exchange Listing is approved by our Board, including a majority of the members of the Board who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

As of September 30, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

For the three and nine months ended September 30, 2024, the Company did not incur any U.S. federal excise tax.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the nine months ended September 30, 2024, gross assets were measured as the average of gross assets at the initial date that investors are required to purchase Common Shares (the "Effective Date") and at September 30, 2024, adjusted for share issuances during the quarter.

The Adviser has agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date, which occurred on January 19, 2024.

For the three and nine months ended September 30, 2024, Management Fees earned were $2,256 and $3,771, respectively, $1,127 and $1,885 of which were waived by the Adviser. As of September 30, 2024, $1,128 was payable to the Adviser relating to Management Fees.

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

For the three and nine months ended September 30, 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $1,559 and $2,876, respectively, all of which were waived by the Adviser. As of September 30, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three and nine months ended September 30, 2024, no Incentive Fees on capital gains were earned. As of September 30, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2024, the Company incurred $505 and $1,434, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $1,163 and $5, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
	$4,500	$—	$4,500

As of September 30, 2024, the Adviser has provided written commitments for Expense Payments for $4,500. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$761,163	$766,643	96.17%
Preferred equity	30,565	30,565	3.83%
Total	$791,728	$797,208	100.00%

The industry composition of investments at fair value was as follows:

September 30, 2024
Automobiles	3.77%
Commercial Services & Supplies	13.80
Construction & Engineering	5.58
Diversified Consumer Services	5.18
Electrical Equipment	2.84
Energy Equipment & Services	4.05
Financial Services	7.21
Health Care Providers & Services	4.42
Health Care Technology	1.40
Hotels, Restaurants & Leisure	8.34
Insurance	17.06
Interactive Media & Services	6.47
Professional Services	6.80
Software	13.08
Total	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,561	$42,705	5.36%
United States	749,167	754,503	94.64
Total	$791,728	$797,208	100.00%

On January 22, 2024 and April 23, 2024, the Company acquired securities for $93,174 and $99,334, respectively, from DLF I, LLC (“DLF”), an entity under common control with AP DLF Offshore Investor, L.P., a remote affiliate of the Company (the “Transactions”). The Board, including a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board, consisting of a majority of Trustees who have no financial interest in the Transaction and who are Independent Trustees, approved the Transactions in accordance with the requirements of the 1940 Act.

As of September 30, 2024, no loans in the portfolio were on non-accrual status.

As of September 30, 2024, on a fair value basis, 92.34%, of our performing debt investments bore interest at a floating rate and 7.66% of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended September 30, 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to June 30, 2024 without readily available market quotations subject to review by an independent valuation firm. All investments originated after June 30, 2024 were held at amortized cost due to recency of an open market transaction. As of September 30, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following table presents the fair value hierarchy of financial instruments:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$504	$766,139	$766,643
Preferred equity	—	—	30,565	30,565
Total	$—	$504	$796,704	$797,208

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$436,224	$—	$436,224
Purchases of investments including capitalized PIK interest	333,495	30,565	364,060
Proceeds from principal repayments	(7,071)	—	(7,071)
Accretion of discounts	567	—	567
Net unrealized gain	2,924	—	2,924
Fair value, end of period	$766,139	$30,565	$796,704
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$2,924	$—	$2,924

	Nine Months Ended September 30, 2024
	First Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments including capitalized PIK interest	794,112	30,565	824,677
Proceeds from principal repayments	(34,996)	—	(34,996)
Accretion of discounts	1,547	—	1,547
Net unrealized gain	5,476	—	5,476
Fair value, end of period	$766,139	$30,565	$796,704
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$5,476	$—	$5,476

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$484,506	Yield analysis	Discount rate	8.00%	11.94%	9.21%
	281,633	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	30,565	Transaction price	N/A	N/A	N/A	N/A
Total	$796,704

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company’s asset coverage was 205.3%.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (which was subsequently amended on May 22, 2024, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. On August 7, 2024, the total commitments under the Citi Revolving Credit Facility were upsized from $200,000 to $250,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $300,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024 the Company entered into a revolving credit facility (which was subsequently amended on September 11, 2024, the “MS Revolving Credit Facility”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 19, 2029. The total commitments under the MS Revolving Credit Facility are $300,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

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

As of September 30, 2024, the Company had outstanding Repurchase Obligations of $68,285. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Blitz 24-34 GmbH	Term Loan	7/31/2024	0.00022951
R.R. Donnelley & Sons Company	Term Loan	8/12/2024	0.00022364
Legends Hospitality Holding Company, LLC	Term Loan	8/27/2024	0.00022387

The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$250,000	$186,300	$186,300	$63,700	$60,805
MS Revolving Credit Facility	300,000	147,000	147,000	153,000	44,019
Repurchase Obligations	68,285	68,285	68,285	—	—
Total	$618,285	$401,585	$401,585	$216,700	$104,824

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of September 30, 2024, $4,965 of borrowing interest expense and $191 of facility commitment fees were included in interest payable. For the three and nine months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding was 8.04% and 8.05%, respectively, and the average principal debt outstanding was $330,165 and $191,856, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Borrowing interest expense	$6,638	$10,342
Facility commitment fees	230	718
Amortization of financing costs	246	549
Total interest expense	$7,114	$11,609

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $280,700.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2024, the Company had received Capital Commitments totaling $1,623,620 ($1,208,400 remaining undrawn), of which $32,650 ($24,161 remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total common shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
July 29, 2024	1,969,832	51,299
August 26, 2024	3,591,635	94,410
Total	16,082,902	$413,720

Series A Preferred Shares

On December 20, 2023, the Company received proceeds of $1,380 relating to the issuance of 500 shares of the Company’s Series A Preferred Shares at a price of $3,000 per share, net of offering costs and an administration fee. Each individual investor in the Series A Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share, or the “Liquidation Value” with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of preferred shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares. Dividends on each Series A Preferred Share accrue on a daily basis at the rate of 12.0% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including December 20, 2023 to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends. Dividends are payable semi-annually.

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.45	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.45	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.50	8,083
Total distributions			$1.40	$15,025

The following table summarizes the Company’s distributions declared to preferred shareholders for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.00	$90
Total distributions			$191.00	$90

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

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
August 14, 2024	522	20,248
Total distributions	$624	24,255

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net increase in net assets resulting from operations applicable to common shareholders	$13,316	$24,651
Weighted average shares of Common Shares outstanding	13,371,747	8,103,986
Earnings per Common Share	$1.00	$3.04

Note 10. Financial Highlights

The following are the financial highlights:

Per Share Data (1)	For the Nine Months Ended September 30, 2024
Net asset value per Common Share at beginning of period	$10.90
Net investment income	2.38
Net unrealized gain (2)	0.68
Distributions to preferred shareholders	(0.02)
Net increase from operations	3.04
Distributions declared	(1.40)
Impact of issuance of Common Shares	13.72
Total increase in net assets applicable to common shareholders from capital share transactions	12.32
Total increase in net assets applicable to common shareholders	15.36
Net asset value per Common Share at end of period	$26.26
Total return (3)	10.64%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to Common Shares (4)	12.46%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)	15.03%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)	9.26%
Portfolio turnover	9.67%

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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2024, except as discussed below.

Common Shares Private Offering Extension

The Company is permitted to hold closings for the acceptance of Subscription Agreements until (and including) the 12-month anniversary date of the Initial Closing, which period may be extended for two (2) additional six-month periods by the Adviser. The Adviser has elected to extend the initial Private Offering period by an additional six-months and subsequent closings may now occur until (and including) June 21, 2025. The Adviser may subsequently elect to extend this period for an additional six-months as noted above.

November Preferred Shares Dividend Declaration

On November 6, 2024, the Company's Board declared a semi-annual distribution of $180.00 per Series A Preferred Share, which is payable on December 31, 2024 to preferred shareholders of record as of December 15, 2024.

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

Overview and Investment Framework

We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended September 30, 2024 (information herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of period	$433,672
New investments purchased including capitalized PIK interest	364,560
Net accretion of discount on investments	567
Investments sold or repaid	(7,071)
Total investments, end of period	$791,728
Number of portfolio companies	29
Weighted average yield on debt and income producing investments, at amortized cost	10.66%
Weighted average yield on debt and income producing investments, at fair value	10.59%

Our investments consisted of the following:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$761,163	$766,643	96.17%
Preferred equity	30,565	30,565	3.83
Total	$791,728	$797,208	100.00%

As of September 30, 2024, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our portfolio on the 1 to 5 rating scale:

Rating	September 30, 2024
1	$—
2	797,208
3	—
4	—
5	—
Total	$797,208

Results of Operations

The Company commenced operations on December 20, 2023. As a result, we have no corresponding prior year periods with which to compare our operating results.

The following table represents the operating results:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$19,641	$33,650
Net operating expenses	9,208	14,344
Net investment income	10,433	19,306
Net unrealized gain	2,928	5,480
Net increase in net assets resulting from operations	$13,361	$24,786

Investment Income

Investment income was as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$19,605	$33,596
Fee income	36	54
Total investment income	$19,641	$33,650

For the three and nine months ended September 30, 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $797,208 at fair value at September 30, 2024.

Expenses

Expenses were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense	$7,114	$11,609
Management Fees	2,256	3,771
Income based Incentive Fees	1,559	2,876
Administrative services	505	1,434
Professional fees	735	1,525
Board of Trustees’ fees	41	133
Other general and administrative	756	1,327
Amortization of deferred offering costs	228	605
Total operating expenses	13,194	23,280
Management Fees waived	(1,127)	(1,885)
Incentive Fees waived	(1,559)	(2,876)
Expense support	(1,300)	(4,175)
Net operating expenses	$9,208	$14,344

Interest expense for the three and nine months ended September 30, 2024 was driven by an increase in borrowings in our Revolving Credit Facilities and Repurchase Obligations. Management Fees for the three and nine months ended September 30, 2024 were driven by our deployment of capital. For the three and nine months ended September 30, 2024, the Adviser waived Management Fees of $1,127 and $1,885, respectively. For the three and nine months ended September 30, 2024, the Incentive Fees earned related to pre-Incentive Fee net investment income were $1,559 and $2,876, respectively, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized depreciation as of period end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2024, the net unrealized gain on our investment portfolio was $2,928 and $5,480, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of September 30, 2024, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term.

As of September 30, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2024, we had an aggregate amount of $403,085 of senior securities outstanding, our asset coverage ratio was 205.3%, and our asset coverage per unit was $2,059. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of September 30, 2024, we had $35,352 in cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $772,675, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and net investment income for the period. Cash provided by financing activities was $805,147 during the nine months ended September 30, 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities and Repurchase Obligations.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
July 29, 2024	1,969,832	51,299
August 26, 2024	3,591,635	94,410
Total	16,082,902	$413,720

During the nine months ended September 30, 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2024, we had received Capital Commitments totaling $1,623,620, of which $32,650 was from affiliates of the Adviser.

Borrowings

As of September 30, 2024, we had an aggregate principal amount of $401,585 of net borrowings outstanding.

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

As of September 30, 2024, 92.34% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$15,516	$6,666	$8,850
Up 100 basis points	7,758	3,333	4,425
Down 100 basis points	(7,758)	(3,333)	(4,425)
Down 200 basis points	(15,516)	(6,666)	(8,850)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (1)
3.2	Bylaws, dated as of December 12, 2023 (2)
10.1	Custody Agreement between the Company and Citibank, N.A., dated as of January 2, 2024 (3)
10.2

Credit and Security Agreement, by and among Diameter Credit Company Holdings LLC, as borrower; the Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator, dated as of January 10, 2024 (4)

10.3

Amendment No. 1, dated as of May 22, 2024, to the Credit and Security Agreement, dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower; Diameter Credit Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator (5)

10.4

Amendment No. 1, dated as of September 11, 2024, to the Credit and Security Agreement, dated as of April 19, 2024, among Diameter Credit Company Holdings II LLC, as borrower, Diameter Credit Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (6)

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
(6)
Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024 and incorporated by reference herein.

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

Diameter Credit Company

Date: November 7, 2024	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)