Form 10-K
period 2024-12-31
Diameter Credit Co
filed 2025-03-12
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56624

Diameter Credit Company

(Exact name of Registrant as specified in its Charter)

Delaware	88-1389797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hudson Yards, 29th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 655-1419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares of beneficial interest, par value $0.001 per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is currently no established public market for the Registrant’s Common Shares of beneficial interest, par value $0.001 per share (“Common Shares”).

The number of shares of Registrant’s Common Shares outstanding as of March 12, 2025 was 25,535,954.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks and uncertainties. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Diameter Credit Company (the “Company”, “we”, “us”, and “our”), our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “will”, “may”, “continue”, “believes”, “seeks”, “estimates”, “would”, “could”, “should”, “targets”, “projects”, and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from, including, without limitation, those expressed or forecasted in the forward-looking statements.

In addition to factors previously identified elsewhere in the reports and other documents that the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”) the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
ongoing conflicts between Russian and Ukraine and in the Middle East and related responses may have a material adverse impact on us and our portfolio companies;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with Diameter, the Adviser and its affiliates, and its senior investment team;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);.
•
the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;
•
the effect of changes to tax legislation and our tax position;
•
the tax status of the enterprises in which we may invest;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A.Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I

Item 1. Business.

The Company

Diameter Credit Company (the “Company”, “we”, “us”, and “our”) is a Delaware statutory trust formed on February 24, 2022. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

We are externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter Capital Partners” and together with its subsidiaries and affiliated entities, “Diameter”).

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

Our core focus is on “middle market” companies, which refers to companies with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $25 million and $125 million. We refer to companies with annual EBITDA equal to or greater than approximately $125 million as “upper middle-market companies”. By “non-sponsored” companies, we generally mean companies whose equity is substantially owned by the founders or public companies, or companies whose equity is substantially owned by family offices, endowments, or alternative investment funds that are not private equity investment funds.

We focus on what we consider to be high quality, performing borrowers in stable or growing industries (i.e., industries that have experienced stable rates of earnings or industries that have experienced above-average rates of earnings growth). Our process prioritizes borrower quality, and capital preservation over yield, to select investments that offer current income. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit instruments (including, but not limited to, loans, bonds and other credit instruments, such as first-lien debt, second-lien debt, mezzanine and unsecured debt) of varying maturities, which we refer to as our 80% policy. The Company’s 80% policy with respect to investments in debt instruments is not fundamental and may be changed by our Board of Trustees (the “Board”) without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

On September 29, 2023, our Adviser purchased 60 Common Shares for an aggregate purchase price of $1,500, at a price of $25.00 per share, as our initial capital. Further, on December 19, 2023, our Adviser purchased 59,940 Common Shares for an aggregate purchase price of $1,498,500. The Company held its Initial Closing (as defined below) of its Common Shares for third-party investors on December 21, 2023 and, as of December 31, 2024, has received aggregate Capital Commitments (as defined below) of $1.64 billion. Further, as of December 31, 2024, the Company has called $595 million pursuant to drawdown notices issued to investors (“Capital Calls”) and issued 22,836,213 Common Shares for an aggregate purchase price of $595 million. We expect to continue conducting private offerings of our Common Shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

Additionally, on December 20, 2023, the Company completed a private offering of its 12.0% Series A cumulative preferred shares, par value $0.001 per share (the “Series A Preferred Shares”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 500 Series A Preferred Shares for an aggregate purchase price of $1,500,000. As of December 31, 2024, all of the Series A Preferred Shares remain outstanding.

Diameter Platform

The Company’s Adviser, Diameter Principal Finance LLC, is a recently formed Delaware limited liability company and an indirect and wholly-owned subsidiary of Diameter Capital Partners. The Adviser was formed for the purpose of serving as investment adviser to the Company, and does not serve as investment adviser to any other Diameter entity. In making investment decisions on behalf of the Company, the Adviser utilizes and relies on the experience, insights, professional connections, and expertise of individuals at Diameter. Accordingly, more information on Diameter Capital Partners and Diameter is provided below.

Diameter Capital Partners is a Delaware limited partnership with its principal place of business in New York, New York. Founded in February 2017, it was registered with the SEC as an investment adviser in August 2017, and commenced investment activities on September 1, 2017. The firm’s co-founders, Scott Goodwin and Jonathan Lewinsohn, serve as its Managing Partners and launched the asset manager seeking to combine their expertise in research and credit trading to invest through the credit cycle and across capital structures. As a global credit asset manager, Diameter Capital Partners and its affiliated entities provide investment advisory services to clients which include pooled investment vehicles such as evergreen investment funds and closed-end drawdown investment funds, customized funds for co-investments or specialized investment strategies, and structured credit vehicles consisting of collateralized debt obligations and collateralized loan obligations.

As of December 31, 2024, Diameter has approximately $18.6 billion of assets under management across all of its investment vehicles. Diameter’s primary investment vehicles include:

•
Diameter Master Fund LP, which seeks to generate absolute returns while investing long and short across the capital structure in a size constrained format;
•
Diameter Dislocation Master Fund LP and Diameter Dislocation Master Fund II LP, which are long-only funds that seek to generate absolute returns while investing in micro-cyclical, thematic and broader macro dislocations; and
•
Four collateralized debt obligation vehicles and eight collateralized loan obligation vehicles.

Over time, Diameter Capital Partners has expanded its presence, with a new office in West Palm Beach, Florida, opened in September 2021. In June 2022, DCP UK, an indirect and wholly-owned subsidiary of Diameter Capital Partners, began operating in London, England where another office was opened.

Diameter provides investment advisory services to its clients with respect to a wide range of investments, including: investments in instruments issued by U.S. and international (primarily Western European) issuers, including, but not limited to, bank debt; high yield corporate debt, including bonds and levered loans; investment grade debt; distressed debt; convertible securities; special situation opportunities; sovereign debt; structured credit instruments and related instruments; investments in derivatives and other hedging instruments, including, but not limited to, credit default swaps, options, foreign exchange, commodities and swaptions and constant maturity swaps; trade and bankruptcy claims; and publicly traded and private equities.

Adviser

The Adviser is a Delaware limited liability company. The Adviser acts as the Company’s investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”) with the Company and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisory Agreement was approved by the Board and entered into by the Company and the Adviser on December 12, 2023.

The Adviser is responsible for sourcing, diligencing, underwriting and structuring potential investments, monitoring our portfolio companies, and providing operating and managerial assistance to the Company and to its portfolio companies. The Adviser manages our day-to-day business affairs and manages our portfolio under the general oversight of the Adviser’s Investment Committee (the “Investment Committee”).

The Adviser sources and manages the Company’s portfolio through a team of investment professionals led by Joseph Carvalho and Ben Pasternack, who are the Company’s Co-Chief Executive Officers (the “Co-CEOs”). The Investment Committee, which includes Messrs. Goodwin and Lewinsohn, the Managing Partners of Diameter Capital Partners, Messrs. Carvalho and Pasternack, the Co-Heads of the Adviser and Co-CEOs of the Company, and additional senior members of Diameter Capital Partners’ investment team, approve all of the Company's investment decisions, and the approval of each member attending the relevant Investment Committee meeting is required. The members of the Investment Committee (other than Diameter Capital Partners’ Managing Partners and the Co-CEOs of the Company) may change from time to time. The Investment Committee is described in greater detail below. The Adviser’s duties related to investments are detailed in an Advisory Agreement between us and the Adviser. Our Board is responsible for monitoring whether the Adviser is appropriately discharging its duties under the Advisory Agreement.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. As of December 31, 2024, the Company is the Adviser’s only advisory client. Under the terms of the Advisory Agreement, we pay the Adviser a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Diameter Capital Partners, pursuant to which Diameter Capital Partners provides the Adviser with experienced investment professionals and access to the resources of Diameter Capital Partners so as to enable the Adviser to fulfill its obligations under the Advisory Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Adviser is able to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Diameter Capital Partners’ investment professionals. There can be no assurance that Diameter Capital Partners will continue to perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

Investment Committee

The Adviser’s Investment Committee evaluates and approves all investments made by the Adviser. In addition to Diameter Capital Partners’ Managing Partners and the Company’s Co-CEOs, the Investment Committee includes at least four other senior members of Diameter Capital Partners’ investment team. The members of the Investment Committee (other than Diameter Capital Partners’ Managing Partners and the Co-CEOs of the Company) may change from time to time.

Members of the Investment Committee also serve in a similar capacity for other Diameter controlled funds, but there are at present no other affiliated Diameter controlled funds with similar investment objectives and strategies as the Company; although certain of Diameter controlled funds may co-invest with the Company from time to time pursuant to the Order (as defined below).

Every investment decision requires the unanimous approval of Diameter Capital Partners’ Managing Partners and the Company’s Co-CEOs. In addition, the other members of the Investment Committee have the ability to veto making an investment. When considering an investment decision, the Investment Committee may include additional members of Diameter Capital Partners’ senior investment team in order to obtain viewpoints from specific industry or sector expertise to the Investment Committee’s decision-making process.

Portfolio Management

Portfolio management decisions around industry and sector composition, and position sizing are made by the Investment Committee. As noted above, every investment decision requires the unanimous approval of Diameter Capital Partners’ Managing Partners and the Company’s Co-CEOs, while the other members of the Investment Committee have the ability to veto making an investment.

Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,122,966	$1,132,256	93.08%
Common equity	7,500	7,500	0.62
Preferred equity	76,676	76,687	6.30
Total	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

December 31, 2024
Automobiles	2.47%
Commercial Services & Supplies	12.03
Construction & Engineering	2.91
Diversified Consumer Services	3.57
Diversified Telecommunication Services	1.97
Electrical Equipment	1.87
Energy Equipment & Services	2.64
Financial Services	4.35
Health Care Equipment & Supplies	4.06
Health Care Providers & Services	8.85
Health Care Technology	0.92
Hotels, Restaurants & Leisure	5.62
Insurance	13.39
Interactive Media & Services	4.24
Media	2.18
Personal Care Products	4.23
Professional Services	13.29
Software	11.41
Total	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

Diameter’s Private Capital Platform

The Adviser, which was formed for the purpose of serving as investment adviser to the Company, does not provide investment advisory services to any other Diameter entity. However, aside from the Adviser, one or more affiliates of Diameter Capital Partners expects to provide investment advisory services to other entities, including separately managed accounts, with investment strategies that are substantially related to investing in or originating debt primarily to U.S. domiciled private companies. The Adviser’s dedicated investment team led by Messrs. Carvalho and Pasternack as Co-Heads of the private capital platform, will be dedicated to sourcing and underwriting opportunities for the private capital platform, which includes the Company. These other entities may include private investment funds or separately managed accounts. Diameter Capital Partners or its affiliates have also entered into relationships with third parties (and expect to enter into additional relationships), including other assets managers or investors, that provide for sharing of investment opportunities that may substantially overlap with the Company’s strategy. The ability to provide borrowers with flexible capital solutions as a result of these various clients and referral arrangements is expected to enable the Adviser to negotiate more favorable terms for our investments, enhance our overall origination capabilities, and have the ability to serve as a larger anchor investor if required, to complete a transaction, subject to the requirements of the 1940 Act.

We have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to the terms of the Order, and in accordance with other provisions of the 1940 Act, we may co-invest with other affiliates of the Adviser, unless doing so is impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us, or our allocation policies and procedures.

We believe our ability to co-invest with Diameter is particularly useful where we identify potential larger capital commitments than otherwise would be appropriate for us to accept on our own. We continue to expect that with the ability to co-invest with Diameter we will be able to provide “one-stop” financing to a potential portfolio company, which may allow us to capture opportunities where we alone could not commit the full amount of required capital or would have to spend additional time to locate unaffiliated co-investors.

Administrator

Diameter Finance Administration LLC (the “Administrator”) serves as our Administrator. The principal executive office of Diameter Finance Administration LLC is located at 55 Hudson Yards, 29th Floor, New York, NY 10001. The Administrator provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”).

The Administrator has retained HedgeServ Corporation as sub-administrator. The Administrator, on behalf of us and at our expense, may retain one or more service providers that may also be affiliates of Diameter Capital Partners to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are Diameter Capital Partners affiliates, will be set at arm’s length and approved by the Independent Trustees (as defined below).

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. On December 12, 2023, we entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board with such additional information as the Board may, from time to time, request. The Board of Trustees is currently composed of five members, three of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (each an “Independent Trustee” and collectively the “Independent Trustees”). With respect to interested Trustees that are employed by the Adviser or one of its affiliates, such Trustees shall automatically be deemed removed as a Trustee of the Company simultaneously with the cessation of such Trustee’s employment with the Adviser or its affiliate (for any reason, including termination with or without cause). The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

Investment Strategy

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

Our core focus is on “middle market” companies, which refers to companies with annual EBITDA between $25 million and $125 million. We refer to companies with annual EBITDA equal to or greater than approximately $125 million as “upper middle-market companies”. By “non-sponsored” companies, we generally mean companies whose equity is substantially owned by the founders or public companies, or companies whose equity is substantially owned by family offices, endowments, or alternative investment funds that are not private equity investment funds.

We focus on what we consider to be high quality, performing borrowers in stable or growing industries (i.e., industries that have experienced stable rates of earnings or industries that have experienced above-average rates of earnings growth). Our process will prioritize borrower quality, and capital preservation over yield, to select investments that offer current income. Under normal circumstances, we invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit instruments (including, but not limited to, loans, bonds and other credit instruments, such as first-lien debt, second-lien debt, mezzanine and unsecured debt) of varying maturities, which we refer to as our 80% policy. The Company’s 80% policy with respect to investments in debt instruments is not fundamental and may be changed by our Board without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares, including the Series A Preferred Shares, if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance (subject to shareholder approval pursuant to Section 61(a)(2) of the 1940 Act). On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company employs leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. The Company uses or intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. The Company has also used leverage in the form of the issuance of the Series A Preferred Shares, and may in the future issue additional series of preferred shares, though it has no intention to do so. In determining whether to borrow money, the Company analyzes the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to its investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

The Company employs leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities (including but not limited to the DCC Holdings Secured Credit Facility (as defined below)), including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. The Company cannot assure investors that it will be able to enter into a credit facility. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations.

The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.

Targeted Portfolio Metrics

Our investments will primarily consist of senior secured and unitranche loans of U.S. domiciled privately held companies, and, to a limited extent, originations of mezzanine and unsecured loans or investments in corporate bonds, and equity securities (including preferred equity or equity co-investments such as warrants to purchase equity in a portfolio company), and other instruments. A small portion of our portfolio may consist of loans or debt instruments issued by non-U.S. borrowers (expected to be mostly Western European and Canadian).

In keeping with Diameter’s firm-wide investment approach, we aim to achieve our investment objective with downside protection through contractual or structural terms, including generally seeking a senior position in the capital structure of portfolio companies, requiring a total return that appropriately compensates the Company for credit risk, and requiring certain covenants and restrictions in our negotiations with portfolio companies, such as affirmative and negative covenants, default penalties, lien protection and change of control provisions. We expect that approximately 90% of our portfolio will be comprised of first lien loans to U.S. borrowers, but such percentage may fluctuate from time to time. We expect that a majority of our portfolio will be constituted by sponsored borrowers, with flexibility for non-sponsored borrowers. We intend to target a diversified portfolio of investments, with a focus on what percentage of the total portfolio is constituted by a single asset or single industry. Our assessment of concentration percentages and diversification metrics will be based on a targeted, fully ramped total portfolio size. We intend to construct our portfolio around growing sectors, while aiming for a varied assortment of industries. The holding size in each position will be determined based on a number of factors, including total facility size, pricing, terms and structure, and targeted portfolio metrics for sector, LTV, EBITDA ranges and geography.

Since we are a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we will be permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European direct lending, structured credit, private asset-backed securities, high-yield investments, special situations, real estate debt and/or mortgage securities.

Disciplined Investment Philosophy

Our investment strategy is intended to maximize current income and minimize the risk of capital loss. The Adviser employs a rigorous investment approach focused on what we consider to be quality borrowers and portfolio construction, to emphasize capital preservation over yield. This investment approach will involve a multi-step underwriting process for each investment opportunity, as well as ongoing monitoring of each completed investment, with a particular emphasis on quickly identifying investments that are underperforming.

Portfolio Structure

In addition to focusing our investments on middle-market and upper middle-market companies, we seek to invest across various industries. The Adviser monitors the Company’s investment portfolio to ensure that we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, with respect to 75% of our assets, we expect to hold securities of a single portfolio company that will comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investment Focus

We believe that our focus on middle-market and upper middle-market companies allows us to target a class of borrowers whose financing needs may be overlooked in the current private credit markets, as incumbent asset managers target underwriting to large borrowers. Further, we believe that our focus on both sponsored and non-sponsored borrowers will increase our origination opportunities. Our dedicated investment team, including our Co-CEOs, come with established prior relationships with private equity sponsor firms, as well as non-sponsor contacts. The broader Diameter platform greatly expands our contacts into sponsor firms and non-sponsor channels including bulge bracket banks, financial intermediaries and advisers, alternative investment firms, and family offices. We believe that the dedicated team’s existing contacts combined with the Diameter platform’s broader contacts will greatly enhance our proprietary origination efforts.

Our Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Synergies with Larger Diameter Platform

Diameter Capital Partners is a credit-focused investment adviser that focuses on the full spectrum of credit investing, from performing to distressed. The firm is headquartered in New York and maintains offices in Florida and London. As of December 31, 2024, Diameter Capital Partners employs 59 investment professionals and Diameter has approximately $18.6 billion in assets under management. The Adviser believes it will recognize significant synergies by being a part of the broader Diameter platform and that it can benefit from those synergies in the following ways:

•
Sourcing Investment Opportunities: We believe that the breadth of Diameter’s platform and its connectivity can help provide the Adviser a competitive advantage in sourcing investment opportunities for the Company. Diameter has broad expertise and experience investing at all levels of a company’s capital structure, and its investment team has worked diligently over many years to build strategic relationships with bulge bracket banks, financial intermediaries, private equity sponsors and other alternative investment firms, trading desks, financial advisers to corporates and existing investors. It has a broad and diverse investor base, which includes family offices, pension plans and other sophisticated investors. The Adviser expects that it will be able to leverage these relationships into multiple and varied origination channels to find and execute attractive investment opportunities for the Company.
•
Underwriting Investment Opportunities: The Adviser’s investment team is centrally located in New York and Florida alongside the other investment professionals of the larger Diameter platform. We believe that this proximity allows for a collaborative culture. Diameter’s investment process for the rest of its businesses has sought to focus on “breadth and depth” of sector coverage. Subject to Diameter Capital Partners’ policies and procedures, including around management of conflicts of interest, the Adviser’s investment team will collaborate with the investment professionals of the larger Diameter platform, which will allow the Adviser to easily access industry knowledge and deep sector expertise of Diameter Capital Partners analysts when relevant to a specific investment.
•
Non-Investment Side Expertise. In addition, the Adviser will benefit from the broader Diameter platform’s dedicated legal and restructuring expertise, and its experienced accounting, operational, tax and compliance resources.

Experienced Senior Investment Team

The Adviser, led by our Co-CEOs Joseph Carvalho and Ben Pasternack, sources and manages the Company’s portfolio with a team of dedicated investment professionals that they lead. Messrs. Carvalho and Pasternack each have over 15 years of industry experience in providing debt financing across corporate capital structures and across industries, and have deployed billions of dollars across multiple origination channels, that is, in sponsored and non-sponsored companies. The two Co-CEOs have worked closely together for several years in their prior roles at a large private credit asset manager and have an established history of successful collaboration.

In evaluating investment opportunities, the Co-CEOs draw on a broad range of skill sets, including credit analysis and underwriting, portfolio management, and transaction structuring expertise, from the remaining members of the Adviser’s dedicated investment team.

All investment decisions will be made by the Investment Committee, which, as described above, includes senior members of Diameter Capital Partners’ investment team. The Investment Committee is a forum for the Adviser to present investment opportunities and share views early with senior credit professionals from other Diameter groups. In addition to our Co-CEOs, the Investment Committee will comprise the Managing Partners of Diameter Capital Partners as well as other senior investment personnel of Diameter Capital Partners’ research and trading team, who may change from time to time. Each member of the Investment Committee will have a veto.

Significant Managerial Assistance

As a BDC, we offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser will provide, or arrange for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Advisory Agreement.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the 1940 Act. As a BDC, we will generally be prohibited from acquiring assets other than Qualifying Assets (as defined herein), unless, after giving effect to any acquisition, at least 70.0% of our total assets are Qualifying Assets. Qualifying Assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act, “eligible portfolio companies” include (1) private U.S. operating companies, (2) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange and the Nasdaq Stock Market), and (3) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.

We have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually. A BDC that has elected to be treated as a RIC generally does not incur any U.S. federal income tax so long as, among other things, the BDC continuously maintains its BDC election in accordance with the 1940 Act, at least 90% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and if the BDC distributes all of its taxable income (including net realized capital gains, if any) to its shareholders on a current basis. The rules applicable to our qualification as a RIC for U.S. federal income tax purposes are complex and involve significant practical and technical issues. If we do not qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our shareholders.

We have made and intend to continue to make timely distributions to our shareholders of substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay an applicable U.S. federal excise tax.

Employees

Each of our executive officers is an employee of our Adviser or its affiliates. Since we are an externally-managed BDC, we do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by our Adviser and Administrator. Pursuant to its Resource Sharing Agreement with Diameter Capital Partners, the Adviser has access to Diameter Capital Partners’ team of experienced investment professionals. We pay no compensation directly to any interested Trustee or executive officer of the Company. The Adviser and Administrator may be reimbursed for certain expenses they incur on our behalf. In addition, pursuant to the Administration Agreement, we pay the Administrator the allocable portion of overhead and other expenses it incurs in performing its obligations.

The Private Offering

We have offered and sold, and expect to continue to offer and sell, our Common Shares in a private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire our Common Shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Common Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne directly or indirectly by an investor or by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Common Shares after such costs would be less than the net asset value per share of our Common Shares.

The initial closing of investments from third-party investors (the “Initial Closing”) occurred on December 21, 2023. Subsequent closings (each, a “Closing”) have occurred and may occur at the beginning of any calendar quarter (or such other times as may be determined by the Adviser in its discretion) until (and including) the 12-month anniversary date of the Initial Closing, which may be extended for two (2) additional six-month periods by the Adviser (the “Final Closing Date”). The Adviser has elected to extend the initial Private Offering period by an additional six-months and subsequent closings may now occur until (and including) June 21, 2025.The Adviser may subsequently elect to extend this period for an additional six-months, as noted above.

Pursuant to Subscription Agreements, investors make commitments to purchase Common Shares (“Capital Commitments”). The Subscription Agreements provide that investors are required to fund capital contributions to purchase Common Shares (a “Drawdown Purchase”), each time we deliver a drawdown notice, which we deliver at least 10 calendar days prior to the date on which contributions will be due. See “Item 1A. Risk Factors—Risks Related to Our Securities—There are severe economic consequences for defaulting shareholders.” Drawdown Purchases will generally be made pro rata, in accordance with unfunded Capital Commitments of all investors. However, the Subscription Agreements will provide that we retain the right at our discretion to call Drawdown Purchases on a non-pro rata basis so that the assets of the Company will not be considered “plan assets” under ERISA or the Plan Asset Regulations (each as defined below), or as otherwise necessary or desirable in order to comply with ERISA or any other applicable legal, regulatory, tax or similar regimes or any contractual requirement of the Company. Each Drawdown Purchase will be made at a price per Share equal to our most recent quarterly net asset value per Share as determined by our Board, provided that the purchase price is subject to adjustment to the extent required by Section 23 of the 1940 Act (which generally prohibits us from selling Common Shares at a price below the then-current net asset value per Share as determined within 48 hours, excluding Sundays and holidays, of such sale, subject to certain exceptions). No investor in our private placement will be required to invest more than the total amount of its Capital Commitment. If a Shareholder fails to fund their commitment obligations or to make required capital contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired, and that Shareholder may become a “defaulting Shareholder.” A defaulting Shareholder will have ten business days to cure its deficiency following the required funding date, after which the defaulting shareholder will forfeit its right to participate in future investments and 50% of its Common Shares will be transferred to the non-defaulting shareholders on a pro rata basis. See “Item 1A. Risk Factors—Risks Related to Our Securities—There are severe economic consequences for defaulting shareholders” for more information regarding the potential consequences on a Shareholder’s failure to fund their commitment obligations or to make required capital contributions when due.

In the event that the Company enters into a Subscription Agreement with one or more investors after the initial Drawdown Purchase in which the proceeds are used to make investments (the “Effective Date”), each such investor will be required to make a purchase of Common Shares (a “Catch-up Purchase”) on a date to be determined by the Company that occurs no later than the next succeeding Drawdown Purchase date (the “Catch-up Date”). The aggregate purchase price of the Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price equal to the net asset value per common share (adjusted to appropriately reflect revenues and expenses accrued as of the Catch-up Date and such investor’s pro rata portion of the Company’s initial organizational expenses) as of the close of the last quarter preceding the date of the Catch-up Purchase; provided that the purchase price is subject to adjustment to the extent required by Section 23 of the 1940 Act (which generally prohibits us from selling our Common Shares at a price below the then-current net asset value per common share as determined within 48 hours, excluding Sundays and holidays, of such sale, subject to certain exceptions).

At the earlier of (i) a Liquidity Event (defined below) and (ii) three years following the Effective Date (the “Commitment Period”), investors will be released from any further obligation to purchase additional Common Shares, except to the extent necessary to (a) pay Company expenses, including management fees, amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (b) complete investments in any transactions (1) to which the Adviser has committed the Company to proceed as of the end of the Commitment Period (including investments that are funded in phases), and (2) with deferred purchase price payments, contingent purchase price payments, milestone payments or other phased payments or payments for other staged funding obligations or similar arrangements, (c) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 20% of total commitments, (d) fund obligations under any Company guarantee and (e) fulfill obligations with respect to any Defaulted Commitment (as defined below). Prior to any Exchange Listing (as defined below) that may occur, or in the event that the Company adopts a tender offer program as a Liquidity Event in lieu of an Exchange Listing, our Common Shares will be subject to certain transfer restrictions. Following any Exchange Listing, investors may be restricted from selling or disposing of their Common Shares by applicable securities laws or contractually by a lock-up agreement with the underwriters of the Exchange Listing. Pursuant to the Subscription Agreements, to effectuate these lock-up restrictions, prospective Shareholders will provide the Adviser with a power of attorney authorizing it to execute any such lock-up documentation on their behalf, as applicable.

A “Liquidity Event” may include (i) consummating an Exchange Listing or (ii) commencing a general or limited tender offer program in which each Shareholder is given the opportunity to tender Common Shares at a per share price based on the Company’s net asset value or other applicable measurement; provided, however, that the Company will not commence such a tender offer program without the approval of at least a majority of Common Shares outstanding. For these purposes, an “Exchange Listing” is a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof; provided, however, that the Company will not commence such an Exchange Listing unless such Exchange Listing is approved by our Board, including a majority of the Independent Trustees. Following a Liquidity Event, the Company may continue to raise capital.

While the Company expects each Subscription Agreement to reflect the terms and conditions summarized above, the Company reserves the right to enter into Subscription Agreements that contain terms and conditions not found in the Subscription Agreements entered into with other investors, subject to applicable law. No investor in the Private Offering will be permitted to make an investment in the Company on economic terms and conditions that are more favorable than the economic terms and conditions contained in the Subscription Agreements entered into with all other investors.

Further, on September 29, 2023, our Adviser purchased 60 Common Shares for an aggregate purchase price of $1,500. On December 19, 2023, our Adviser purchased 59,940 Common Shares for an aggregate purchase price of $1,498,500. On December 20, 2023, the Company completed a private offering of its Series A Preferred Shares to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 500 shares of Series A Preferred Shares for an aggregate purchase price of $1,500,000.

As of December 31, 2024, the Company has received aggregate Capital Commitments of $1.64 billion, has called $595 million pursuant to Capital Calls and issued 22,836,213 Common Shares for an aggregate purchase price of $595 million. We expect to continue conducting private offerings of our Common Shares to investors in reliance on exemptions from the registration requirements of the Securities Act.

The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion.

The Company generally retains and reinvests investment proceeds from its portfolio, such as proceeds from the disposition of an investment or the repayment of a loan by a portfolio company. However, following the six (6) year anniversary of the Effective Date, and if no Liquidity Event has occurred, the Company will cease retaining or reinvesting such proceeds, and will instead distribute the proceeds to Shareholders, subject to compliance with its intention to qualify as a “RIC” as defined herein; provided that the Adviser is permitted to retain such proceeds in order to satisfy any expenses of the Company (or related reserves); and provided further that in the event of a Liquidity Event at any time, the Company may continue to retain and reinvest such investment proceeds and will be under no obligation to cease retaining or reinvesting such investment proceeds.

Term

Prior to any Liquidity Event of the Common Shares that may occur, if our Board determines that there has been a significant adverse change in the regulatory or tax treatment of the Company or its Shareholders that in its judgment makes it inadvisable for the Company to continue in its present form, then our Board will endeavor to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by Shareholders as a whole or, if our Board determines it appropriate (and subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act), (i) cause the Company to change its form and/or jurisdiction of organization or (ii) wind down and/or liquidate and dissolve the Company. In addition, in connection with a Liquidity Event, the Board may, in the exercise of its business judgment, cause the Company to change its form or jurisdiction of organization or merge with another BDC sponsored by the Adviser or its Affiliates, without Shareholder approval, subject to the requirements of the 1940 Act, unless such merger is reasonably anticipated to result in a dilution of the net asset value (“NAV”) per Share of the Company.

If the Company has not consummated a Liquidity Event within the 6-year anniversary of the Effective Date, subject to a one-year extension if requested by the Adviser and approved by a majority of our Board, (including a majority of our trustees who are not “interested persons,” as that term is defined in the 1940 Act), then our Board (subject to any necessary Shareholder approvals and applicable requirements of the 1940 Act) will, within a reasonable period of time, wind down and/or liquidate and dissolve the Company.

Competition

We compete for investments with a number of capital providers, including BDCs, other investment funds (including private debt and equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing, including the broadly syndicated loan market and high yield capital market. Many of these capital providers have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we expect to face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

Allocation of Investment Opportunities

Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees is required to make certain determinations in connection with a proposed co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company and its then-current objectives and strategies.

The Company may also co-invest alongside Diameter affiliates pursuant to other regulations and interpretations of the 1940 Act, for example if the only term negotiated as to the investment is price. Subject to the terms of the Order, or, as applicable, other 1940 Act restrictions on co-investments with affiliates, the Adviser intends to offer the Company the right to participate in investment opportunities that it determines meet certain “Board Established Criteria” under the terms of the Order and that are appropriate for the Company in view of its investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that the Company will not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by Diameter Capital Partners. The Company’s Board will approve and will regularly review these allocation policies and procedures.

Diameter Capital Partners and its affiliates have other clients with similar or competing investment objectives, including other private funds, structured credit vehicles and similar investment vehicles sponsored or managed by affiliates of the Adviser (“Affiliated Funds”), that are pursuing an investment strategy that may overlap with ours.

To the extent the Company competes with one or more Affiliated Funds for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) the Adviser’s allocation policies and procedures, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates, as modified by no-action relief granted by the SEC as well as the Order, in each case in compliance with the terms and conditions of such no-action relief or the Order. Diameter’s allocation policies are intended to ensure that all its clients, including the Company, are treated equitably over time, and that the Company generally shares equitably in investment opportunities with other Affiliated Funds.

Advisory Agreement, Administration Agreement and Other Agreements

The descriptions below of the Advisory Agreement and Administration Agreement are only summaries and are not necessarily complete. The descriptions set forth below are qualified in their entirety by reference to the Advisory Agreement and Administration Agreement attached as exhibits to this Registration Statement.

Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provide investment advisory services to us. Under the terms of the Advisory Agreement, our Adviser:

•
determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•
identifies investment opportunities and makes investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•
executes, closes, services and monitors the investments we make;
•
determines the securities and other assets that we will purchase, retain or sell;
•
exercises voting rights in respect of portfolio securities and other investments for us;
•
serves on, and exercises observer rights for, boards of directors and similar committees of our portfolio companies;
•
negotiates, obtains and manages financing facilities and other forms of leverage;
•
performs due diligence on prospective investments; and
•
provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, so long as its services to us are not impaired. The Company is currently the only advisory client of the Adviser.

Pursuant to the Advisory Agreement, we pay the Adviser a fee for its investment advisory and management services consisting of two components—a Management Fee and an Incentive fee. The cost of both the Management Fee and the Incentive Fee is borne by our shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of our gross assets payable quarterly in arrears, subject to the fee waiver described below under “Fee Waiver.” The Management Fee is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any Share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated.

For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”), and excluding undrawn commitments but including assets purchased with borrowed amounts. For the first calendar quarter in which the Company has operations, gross assets were measured as the average of gross assets at the Drawdown Purchase date and at the end of such first calendar quarter.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee on Pre-Incentive Fee Net Investment Income:

The first component of the Incentive Fee, which is payable only following the four-year anniversary of the Effective Date, will be payable at the end of each quarter in arrears, and will equal 100% of the pre-Incentive Fee net investment income in excess of a 1.75% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser has received 15.0% of the total pre-Incentive Fee net investment income for that quarter and for pre-Incentive fee net investment income in excess of 2.0588% (8.2352% annualized) quarterly, 15.0% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.75% “hurdle rate” (7.0% annualized) is intended to provide the Adviser with an Incentive Fee of 15.0% on all pre-Incentive Fee net investment income when that amount equals 2.0588% in a quarter (8.2352% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15.0% of any pre-Incentive Fee net investment income in excess of 2.0588% in any quarter is payable to the Adviser.

Pre-Incentive Fee net investment income means dividends (including reinvested dividends), interest and fee income accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we may not have received in cash. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

To determine whether pre-Incentive Fee net investment income exceeds the hurdle rate, prior to the Exchange Listing, if applicable, the pre-Incentive Fee net investment income will be expressed as a rate of return on an average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, will equal:

•
our net assets as of the end of the calendar quarter immediately preceding the day; plus
•
the aggregate amount of capital drawn from investors (or reinvested pursuant to our distribution reinvestment plan) from the beginning of the current quarter to the day; minus
•
the aggregate amount of distributions (including Share repurchases) made by us from the beginning of the current quarter to the day (but only to the extent the distributions were not declared and accounted for on our books and records in a previous quarter).

Following and in the event of an Exchange Listing, for purposes of determining whether pre-Incentive Fee net investment income exceeds the hurdle rate, pre-Incentive Fee net investment income will be expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter.

Incentive Fee on Capital Gains:

The second component of the Incentive Fee, which is payable only following the four year anniversary of the Effective Date, will be payable at the end of each fiscal year in arrears, and will equal 15.0% of cumulative realized capital gains from the fiscal quarter following the four-year anniversary of the Effective Date to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. We accrue, but do not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investments and realize a capital gain.

Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached and therefore the likelihood of us paying an Incentive Fee for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee because gross assets are total assets (including cash received) before deducting liabilities (such as declared dividend payments).

We accrue the Incentive Fee taking into account unrealized gains and losses; however, Section 205(b)(3) of the Advisers Act, as amended, prohibits the Adviser from receiving the payment of fees until those gains are realized, if ever.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Fee Waiver

The Adviser has waived its right to receive any base management fees in excess of 0.625% of the Company’s gross assets until the fourth (4th) anniversary of the Effective Date. The Adviser has also waived its right to receive any Incentive Fee during the same period. Such waivers are not subject to recoupment by the Adviser.

Administration Agreement

We have entered into an Administration Agreement with Diameter Finance Administration LLC, acting in its capacity as “Administrator.” Pursuant to the terms of the Administration Agreement, the Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our shareholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, the Administrator assists us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to our allocable portion of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. Further, if requested to provide significant managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. There is not an expense cap on administrative expenses under the Administration Agreement.

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement have been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, the Adviser may terminate the Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator will not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that the Adviser and Administrator will not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator will not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

Sub-Administration Agreement

The Administrator, on behalf of the Company, has retained HedgeServ Corporation (the “Sub-Administrator”) pursuant to a sub-administration agreement (the “Sub-Administration Agreement”). Pursuant to the Sub-Administration Agreement, the Sub-Administrator performs certain administrative and accounting services for the Company, subject to the supervision of the Administrator, including, but not limited to: (a) maintaining books and records related to portfolio transactions, and daily position reporting; (b) assisting in the preparation of documentation for financial reporting by the Company; (c) assisting in the calculation of the net asset value of the Company (in accordance with the valuation policies and procedures of the Company and the Adviser); (d) preparing investor statements; (e) reconciling the Adviser’s calculation of Management Fees and Incentive Fees payable to the Adviser; (f) reviewing subscription documents and performing anti-money laundering and know-your-customer requirements before accepting commitments to the Company; and (g) performing other regulatory, administrative and clerical services in connection with the administration of the Company pursuant to the terms of the Sub-Administration Agreement. For purposes of determining net asset value, the Sub-Administrator will follow the valuation policies and procedures of the Company and the Adviser.

The fees payable to the Sub-Administrator are based on the schedule of fees charged by the Sub-Administrator and as detailed in the Sub-Administration Agreement. The Company may elect to terminate the Sub-Administration Agreement (in accordance with the terms thereof) and enter into a new agreement with a new sub-administrator on behalf of the Company, in its discretion and on such terms as they deem advisable, without prior notice to, or approval of, the shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets.

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

We also have a license agreement with Diameter Capital Partners, pursuant to which we have been granted a non-exclusive, royalty-free license to use the Diameter name and logo, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Diameter” name or logo.

Payment of Our Expenses

The costs associated with our investment team and staff of the Adviser, when and to the extent engaged in providing investment advisory services and management services to us, are paid for by the Adviser, other than to the extent described below.

Pursuant to the Advisory Agreement, the Company bears all other fees, costs and expenses of our activities, operations, administration and transactions with respect to the Company, including but not limited to those relating to:

•
organizational and offering expenses associated with our offering and the offering of other securities, including the Series A Preferred Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, costs incurred in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars, costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee), subject to a cap of 0.15% of the Company’s total capital commitments;
•
all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA Member state in connection with such Directive (the “AIFMD”), investment bankers, administrative agents, paying agents, custodians or sub-custodians, trustees, consultants (including individuals consulted through expert network consulting firms), advisors, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator or its affiliates), and other professionals;
•
the cost of calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•
fees and expenses, including travel expenses, incurred by the Adviser, or members of the Adviser’s investment team, or payable to third parties, in respect of due diligence on prospective portfolio companies and, if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
due diligence and research expenses (including an allocable portion of any research or other service that may deemed to be bundled for the benefit of the Company), as well as the information technology systems used to obtain such research and other information;
•
the costs of any public offerings of our Common Shares or the cost of effecting any sales and repurchases of the Common Shares and other securities, including registration and listing fees and fees payable to rating agencies;

•
costs of registration rights granted to certain investors;
•
the Management Fee and any Incentive Fee;
•
certain costs and expenses relating to distributions paid on our Common Shares;
•
administration fees payable under our Administration Agreement;
•
costs incurred in connection with the creation and maintenance of legal entities to hold the Company’s assets;
•
debt service and other costs of borrowings or other financing or derivative transactions (including, for the avoidance of doubt, interest, fees, and related legal expenses);
•
the Adviser’s allocable share of costs incurred in providing significant managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
costs associated with individual or groups of shareholders;
•
transfer agent and custodial fees;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
fees and expenses payable under any dealer manager and selected dealer agreements, if any;
•
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
•
taxes and governmental fees;
•
Independent Trustee fees and expenses;
•
expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser or its affiliates to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
•
costs of preparing financial statements and maintaining books and records and preparing and submitting periodic filings, reports or other documents with the CFTC, SEC, FBAR, AIFMD, ESMA (or other regulatory bodies) and other reporting and compliance costs, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company or its activities;
•
the costs of any reports, proxy statements or other notices to our Shareholders (including printing and mailing costs), the costs of any Shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
our fidelity bond;
•
trustee and officers/errors and omissions liability insurance, and any other allocated insurance premiums;
•
information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);
•
indemnification payments;
•
all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;
•
investment costs, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trade errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal (including any retainers), filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction);
•
costs associated with winding up and liquidating the Company’s assets;

•
direct costs and expenses of administration, including audit, accounting, compliance, consulting and legal costs; and
•
all other expenses reasonably incurred by the Adviser or the Administrator in connection with making investments and administering our business, other than any expense in relation to providing investment advice.

In addition, from time to time, the Adviser will pay amounts owed by us to third-party providers of goods or services, and we will subsequently reimburse the Adviser for those amounts paid on our behalf.

Pursuant to the Administration Agreement, the Company also reimburses the Adviser and Administrator for the allocable portion of compensation, overhead (including rent, IT assistance, office equipment and utilities), and other expenses incurred by the Adviser and Administrator in performing management and administrative services for the Company, including compensation paid by the Adviser, Administrator, or their affiliates to the Company’s chief compliance officer, chief financial officer and their respective teams (including any third party staff leveraged by such personnel to perform services for the Company), investor relations personnel, operations personnel and other non-investment professionals who spend time on Company services (based on the percentage of time those individuals devote, on an reasonable estimated basis, to our business and affairs).

All of the expenses described above may be ultimately borne by the Company’s shareholders.

Indemnification

Each of the Advisory Agreement and the Administration Agreement provide that each of the Adviser and the Administrator, as applicable, and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it shall not be liable to us for any action taken or omitted to be taken by the Adviser or the Administrator, as applicable, in connection with the performance of any of its duties or obligations under those agreements or otherwise as an investment adviser of ours (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services). We will, to the fullest extent permitted by law, provide indemnification and the right to the advancement of expenses to each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser or the Administrator, or is or was a member of the Adviser’s Investment Committee, on the same general terms set forth in our declaration of trust. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled), arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties and require reasonable and fair means for determining whether indemnification will be made.

Board Approval of the Advisory Agreement

Our Board, including our Independent Trustees, approved our Advisory Agreement in December 2023. In its consideration of the Advisory Agreement at the time of approval, the Board focused on information it had received relating to, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•
our investment and financial performance on a standalone basis and against a comparative universe of peers;
•
the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Advisory Agreement reflect these economies of scale for the benefit of our shareholders;
•
comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
•
our expense ratio compared to BDCs with similar investment objectives;
•
any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those income sources;
•
information about the services to be performed and the personnel performing those services under the Advisory Agreement;
•
the organizational and functional capabilities and financial condition of the Adviser and its respective affiliates; and
•
the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board also took into consideration the reimbursement of expenses incurred by the Adviser on our behalf when determining whether to approve the Advisory Agreement and the Administration Agreement. No one factor was given greater weight than any others, but rather the Board considered all factors collectively as a whole.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the Independent Trustees,concluded that the fee rates of the Management Fee and the Incentive Fee are reasonable in relation to the services to be provided.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any Eligible Portfolio Company controlled by the Company.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are Qualifying Assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities. The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares, including the Series A Preferred Shares, if the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Company intends to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. The Company intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. The Company has also used leverage in the form of the issuance of the Series A Preferred Shares, and may in the future issue additional series of preferred shares, though it has no intention to do so. In determining whether to borrow money, the Company will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to its investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.

The Company expects to employ leverage and otherwise incur indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities, including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. Investors will indirectly bear the costs associated with the establishment of a credit facility and with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

Compliance Policies and Procedures. We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2025 and, when we cease to be an emerging growth company (if we are also an accelerated filer or large accelerated filer), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act. We currently are, and following the completion of our offering expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•
up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•
the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Common Shares that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, Section 7(a)(2)(B) of the 1933 Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We intend to take advantage of such extended transition periods.

Issuance of Preferred Shares. Any issuance of preferred shares must comply with the requirements of the 1940 Act. In this regard, the 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our Common Shares and before any purchase of Common Shares is made, the Company’s asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance, after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of preferred shares, if any are issued, must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two full years or more. Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred shares. For example, holders of preferred shares would be entitled to vote separately as a class from the holders of Common Shares on a proposal involving a plan of reorganization adversely affecting such securities.

U.S. Investment Advisers Act of 1940. The Adviser is registered as an investment adviser under the Advisers Act.

U.S. Securities Act of 1933. The offer and sale of the Common Shares has not been and will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), Regulation D promulgated thereunder, Regulation S and/or exemptions of similar import in the jurisdictions in which Common Shares are offered and sold. Each purchaser must be (a) an “accredited investor” (as defined in Regulation D promulgated under the Securities Act) or (b) a person that qualifies as a non-U.S. person for purposes of Regulation S under the Securities Act and will be required to represent, among other customary private placement representations, that it is acquiring its Unit for its own account and for investment purposes only and not with a view to resale or distribution.

Other than the registration under the Exchange Act pursuant to the Form 10 Registration Statement, the Common Shares will not be registered under any other securities laws, including state securities or blue sky laws and non-U.S. securities laws.

The Common Shares may not be transferred or resold (i) except as permitted under the Limited Liability Company Agreement, (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available and (iii) only as permitted by any other relevant laws of any applicable jurisdiction.

Proxy Voting Policies and Procedures. We delegate our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are summarized below. The guidelines are reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote all proxies in the best interest of its clients, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. All proxy voting decisions will require a mandatory conflicts of interest review by our

Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of whether the Adviser or any investment professional or other person recommending how to vote the proxy has an interest in how the proxy is voted that may present a conflict of interest. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a Unitholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records. You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request or emailing for proxy voting information to Michael Cohn, General Counsel and Chief Compliance Officer (55 Hudson Yards, Suite 29B New York, New York 10001 or legal@diametercap.com).

Anti-Money Laundering Requirements. In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Adviser, represent and warrant in its Subscription Agreement with the Company that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of the OFAC, nor are they otherwise a party with which the Company is prohibited to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to EU financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Common Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC, (b) has been designated as a “non-cooperative country or territory” by the Financial Action Task Force on Money Laundering or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Common Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Common Shares will be used to finance any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Common Shares being acquired is (i) a senior foreign political figure (“SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the funds being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Adviser, that pursuant to anti-money laundering laws and regulations, the Adviser may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an Interest before, and from time to time after, acceptance by the Adviser of the Subscription Agreement.

Bank Holding Company Act. The U.S. Bank Holding Company Act of 1956, as amended from time to time, and the rules promulgated thereunder (collectively, the “BHC Act”), including as modified by the Dodd-Frank Act and the “Volcker Rule” thereunder, contain restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank-related entity and/or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds. Common Shares in the Company are not freely transferable, are not readily tradable on any exchange or market, and there are generally no redemption or withdrawal rights. As a result, Common Shares must be held on a long-term basis and the prospective investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule, the Dodd-Frank Act and the BHC Act may impact the investor, including as a result of its investment in the Company.

Privacy Principles. The Adviser is subject to privacy and data protection laws in the jurisdictions in which the Adviser operates, including Regulation S-P, 17 C.F.R. 248.1–248.30 (“Regulation S-P”). Pursuant to Regulation S-P, institutions that provide certain financial products or services to individuals to be used for personal, family, or household purposes are required to provide written notice to their customers regarding disclosure of nonpublic personal information. The Adviser restricts access to nonpublic personal information about shareholders to those employees of the Adviser who need to know such information to provide services to the Company. The Adviser maintains physical, electronic, and procedural safeguards to guard nonpublic personal information of the Company’s shareholders. The Adviser may collect, and may disclose to our affiliates and service providers (e.g., attorneys, accountants, entities that assist the Adviser with the administration of fund accounts and financial information) on a “need to know” basis, certain nonpublic personal information about the Company’s shareholders. The Adviser will retain such personal information for the time required by the varied legal requirements to which it is subject and consistent with its legitimate interests for its business operations and in connection with its relationships with shareholders to improve services and for security. If the security of personal information is compromised, the affected individuals will receive notice of the data security incident where required by and consistent with applicable law.

Environmental, Social and Governance (“ESG”) Considerations and Reporting. Diameter does not currently manage any funds or accounts that pursue investment strategies solely focused on ESG, or limit its investments to those that meet specific ESG criteria or standards. Nevertheless, Diameter and the Adviser believe that ESG risks and opportunities may be materially relevant to an investment or an investment thesis, and should therefore be taken into consideration as part of the investment process. Diameter and the Adviser are subject to increasing focus by both regulators and investors on ESG matters, including as a result of recent laws and regulations applicable to its investors which impose certain disclosure obligations on Diameter, including the Company.

In February 2023, Diameter Capital Partners became a signatory to the United Nations Principles of Responsible Investment (“PRI”). As noted above, the Adviser believes that ESG risks and opportunities may be materially relevant to an investment or an investment thesis, and should therefore be taken into consideration as part of the investment process. The Adviser has adopted an ESG policy outlining its approach to ESG risks and opportunities.

To the extent that investors require us, when evaluating potential investment opportunities, to consider or place material or particular emphasis on ESG-related matters or an investment’s potential to achieve a positive social or environmental impact, we may be influenced to consider an opportunity set for potential investments that is smaller than it would otherwise be absent such considerations (e.g., if seeking to make investments solely on the basis of financial returns), and we may forgo opportunities that are attractive from a financial perspective as a result of such considerations.

Finally, ESG continues to be an area of increased regulatory attention. For example, EU legislators are adopting new rules to standardize the definition of environmentally sustainable investing, and the SEC has examined the methodology used by investment funds pursuing impact or ESG investment strategies for determining socially responsible investments.

If we fail to take appropriate measures or follow best practices, regulators disagree with the procedures or standards used by Diameter, the Company or portfolio investments for ESG investing and reporting, or new or amended regulation or legislation, if adopted requires a methodology of measuring or disclosing ESG impact or related matters that is different from our current practice, we may be in breach of applicable ESG-related laws and regulations and Diameter may suffer reputational damage and the Company could be adversely affected (including as a result of fines and other financial losses incurred by portfolio investments). In addition, we would expect new or additional ESG-related requirements, if adopted, to likely increase compliance costs for issuers or borrowers in which the Company holds portfolio investments and/or the Company, which could impact potential returns to investors.

Sustainable Finance Taxonomy Regulation (“Taxonomy”). The Taxonomy is designed to create a benchmark and framework for green products so that investors do not need to conduct their own due diligence with regards to a financial products’ environmental sustainability. The regime came into force on July 12, 2020 and is expected to apply in practice from January 1, 2022 (at the earliest). Taxonomy amends the SFDR to require fund managers to disclose either: (i) information on how and to what extent the investments that underlie their products support economic activities that meet the four tests for environmental sustainability under the Taxonomy; or (ii) for financial products that do not invest in taxonomy-compliant activities, a statement that they do not take the Taxonomy into account.

In order to comply with the four tests for environmental sustainability, an economic activity must: (i) contribute substantially to at least one of the environmental objectives listed in the Taxonomy; (ii) “do no significant harm” to any of the other environmental objectives listed in the Taxonomy; (iii) be carried out in compliance with minimum social and governance safeguards; and (iv) comply with technical screening criteria to be adopted under the Taxonomy.

Compliance with the Taxonomy related rules in due course is expected to result in increased legal, compliance, restrictions, reporting and other associated costs and expenses which will be borne by the Company.

Reporting Obligations. We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Shareholders and the public may access the Company’s public filings at www.sec.gov or obtain information by calling the SEC at (202) 551-8090.

ERISA. The Company intends to conduct affairs so that its assets should not be deemed to constitute “plan assets” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). In this regard, until such time, if any, as the Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Company intends to limit investment in the Common Shares by “benefit plan investors” to less than 25% of the total value of the Common Shares, within the meaning of the Plan Asset Regulations.

In addition, each prospective investor that is, or is acting on behalf of any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) that is subject to Title I of ERISA, (ii) “plan” described in Section 4975 of the Code that is subject to Section 4975 of the Code (including, for example, an individual retirement account and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to the provisions of any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code (collectively, “Similar Laws”), or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii) pursuant to ERISA or other applicable law (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to as a “Plan”), must independently determine that the Common Shares are an appropriate investment for the Plan, taking into account its obligations under ERISA, the Code and applicable Similar Laws, and the facts and circumstances of each investing Plan.

Distribution Reinvestment Plan

The Board adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then Shareholders who have not elected to “opt out” of the distribution reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Common Shares as described below.

Under the plan, no action is required on the part of a registered Shareholder to have its cash dividend or other distribution reinvested in Common Shares. A registered Shareholder will be able to elect to receive an entire cash dividend or distribution in cash by notifying the plan administrator, in writing, so that notice is received by the plan administrator no later than 10 days prior to the record date for the cash dividend or distributions to the Shareholders. The plan administrator will set up an account for Common Shares acquired through the plan for each Shareholder who has not elected to receive cash dividends or distributions in cash and hold the Common Shares in non-certificated form.

The Company expects to use primarily newly issued Common Shares to implement the plan. Common Shares issued under the distribution reinvestment plan will not reduce outstanding Capital Commitments.

Prior to an Exchange Listing, a participating Shareholder will receive an amount of Common Shares equal to the total dollar amount of the dividend or distribution on that participant’s Common Shares divided by the NAV per Share as of the last day of the Company’s fiscal quarter immediately preceding the date such distribution is paid, provided that in the event a distribution is paid on the last day of a fiscal quarter, the NAV shall be deemed to be the NAV per Share as of such day.

Following and in the event of an Exchange Listing, a participating Shareholder will receive an amount of Common Shares equal to the total dollar amount of the dividend or distribution on that participant’s Common Shares divided by the market price per Share at the close of regular trading on the applicable stock exchange on the payment date of a distribution, subject to the adjustments described below.

Following and in the event of an Exchange Listing, the market price per Share on a particular date will be the closing price for such Common Shares on the applicable stock exchange on such date or, if no sale is reported for such date, at the average of their reported bid and asked prices. However, if the market price per Share exceeds the most recently computed net asset value per Share, the Company will issue Common Shares at the greater of (i) the most recently computed net asset value per Share and (ii) 95% of the current market price per Share (or such lesser discount to the current market price per Share that still exceeds the most recently computed net asset value per Share). It is not expected that there will be any brokerage charges or other charges to Shareholders who participate in the plan. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the Common Shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a brokerage commission from the proceeds.

The plan is terminable by the Company upon notice in writing mailed to each Shareholder of record at least 30 days prior to any record date for the payment of any cash dividend or distribution by the Company.

Material U.S. Federal Income Tax Considerations

The following discussion is a summary of material U.S. federal income tax considerations applicable to us and to an investment in Common Shares. This summary deals only with shareholders that hold their shares as capital assets. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of shareholders that are subject to special treatment under U.S. federal income tax laws, including:

•
shareholders subject to the alternative minimum tax;
•
tax-exempt organizations (except as discussed below);
•
insurance companies;
•
dealers in securities;
•
traders in securities that elect to use a mark-to-market method of accounting for securities holdings;
•
pension plans (except as discussed below);
•
trusts (except as discussed below);
•
financial institutions;
•
entities taxed as partnerships or partners therein;
•
persons holding Common Shares as part of a “straddle,” “hedge,” “conversion transaction,” “synthetic security” or other integrated investment;
•
persons who receive our Common Shares as compensation;
•
persons who hold our Common Shares on behalf of another person as a nominee;
•
U.S. expatriates, or
•
U.S. shareholders (as defined below) who have a “functional currency” other than the U.S. dollar.

Finally, this summary does not address other U.S. federal tax consequences (such as estate, gift and Medicare contribution tax consequences) or any state, local or non-U.S. tax consequences.

The discussion below is based upon the provisions of the Code, and U.S. Treasury regulations, rulings and judicial decisions as of the date hereof. Those authorities may be changed, perhaps retroactively, so as to result in U.S. federal income tax consequences different from those discussed below. This summary does not address all aspects of U.S. federal income taxes and does not deal with all tax consequences that may be relevant to shareholders in light of their personal circumstances.

For purposes of this discussion under the heading “Material U.S. Federal Income Tax Considerations,” a “U.S. shareholder” is a beneficial owner of our Common Shares that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation or an entity treated as a corporation for such purposes that is created or organized in or under the laws of the United States or any political subdivision thereof, an estate the income of which is subject to U.S. federal income taxation regardless of its source, or a trust if (1) it is subject to the primary supervision of a court within the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (2) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a “U.S. person”(within the meaning of Section 7701(a)(30) of the Code).

A “Non-U.S. shareholder” is a beneficial owner of our Common Shares that is not a U.S. shareholder and not an entity taxed as a partnership.

If a partnership holds our Common Shares, the tax treatment of a partner generally will depend upon the status of the partner and the activities of the partnership.

Regulated Investment Company Classification

As a BDC, we have and intend to continue to elect to be treated as a RIC for U.S. federal income tax purposes. Our status as a RIC will enable us to deduct qualifying distributions to our shareholders, so that we will be subject to corporate-level U.S. federal income taxation only in respect of income and gains that we retain and do not distribute.

To maintain our status as a RIC, we must, among other things:

•
maintain an election under the 1940 Act to be treated as a BDC;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, gains from the sale or other disposition of Common Shares or securities and other specified categories of investment income; and

•
maintain diversified holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of our taxable year:
•
at least 50% of the value of our total gross assets is represented by cash and cash items, U.S. government securities, the securities of other RICs and “other securities,” provided that such “other securities” shall not include any amount of any one issuer, if our holdings of such issuer are greater in value than 5% of our total assets or greater than 10% of the outstanding voting securities of such issuer, and
•
no more than 25% of the value of our assets may be invested in securities of any one issuer, the securities of any two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses (excluding U.S. government securities and securities of other RICs), or the securities of one or more “qualified publicly traded partnerships.”

We may earn various fees which will not be treated as qualifying income for purposes of the 90% gross income test. We may also earn other types of income that will not be treated as qualifying income for purposes of the 90% gross income test.

To maintain our status as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on our investment company taxable income and net capital gains that we distribute to shareholders. In addition, to avoid the imposition of a nondeductible 4% U.S. federal excise tax, we must distribute (or be treated as distributing) in each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We generally expect to distribute substantially all of our earnings on a quarterly basis, but will reinvest dividends on behalf of those investors that do not elect to receive their dividends in cash. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our dividend policy. One or more of the considerations described below, however, could result in the deferral of dividend distributions until the end of the fiscal year:

We may make investments that are subject to tax rules that require us to include amounts in our income before we receive cash corresponding to that income or that defer or limit our ability to claim the benefit of deductions or losses. For example, if we hold securities issued with original issue discount, that original issue discount may be accrued in income before we receive any corresponding cash payments. Similarly, the terms of the debt instruments that we hold may be modified under certain circumstances. These modifications may be considered “significant modifications” for U.S. federal income tax purposes that give rise to deemed debt-for-debt exchange upon which we may recognize taxable income or gain without a corresponding receipt of cash.

In cases where our taxable income exceeds our available cash flow, we will need to fund distributions with the proceeds of sale of securities or with borrowed money, and may raise funds for this purpose opportunistically over the course of the year.

In certain circumstances (e.g., where we are required to recognize income before or without receiving cash representing such income), we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level U.S. federal income tax.

If in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to shareholders, and distributions will be taxable to our shareholders as ordinary dividends to the extent of our current or accumulated earnings and profits, and distributions would not be required. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis, and any remaining distributions would be treated as capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (that is, the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had sold the property at fair market value at the end of the taxable year) that we elect to recognize on requalification or when recognized over the next five years.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our shareholders their share of the non-U.S. taxes paid by us.

Taxation of U.S. Shareholders

Distributions from our investment company taxable income (consisting generally of net ordinary income, net short-term capital gain, and net gains from certain foreign currency transactions) generally will be taxable to U.S. shareholders as ordinary income to the extent made out of our current or accumulated earnings and profits. To the extent that such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“qualified dividend income”) may be eligible for a reduced maximum U.S. federal income tax rate. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the reduced rates that may be applicable to qualified dividend income. Distributions generally will not be eligible for the dividends received deduction allowed to corporate shareholders. Distributions derived from our net capital gains (which generally is the excess of our net long-term capital gain over net short-term capital loss) which we have reported as capital gain dividends will be taxable to U.S. shareholders as long-term capital gain regardless of how long particular U.S. shareholders have held their shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s Common Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

Any dividends declared by us in October, November, or December of any calendar year, payable to shareholders of record on a specified date in such a month, which are actually paid during January of the following calendar year, will be treated as if paid by us and received by such shareholders during the quarter ended December 31 of the previous calendar year. In addition, we may elect to relate any undistributed investment company taxable income or net capital gains eligible for distribution as a dividend back to our immediately prior taxable year if we:

•
declare such dividend prior to the earlier of the 15th day of the ninth month following the close of that taxable year, or any applicable extended due date of our U.S. federal corporate income tax return for such prior taxable year;
•
distribute such amount in the 12-month period following the close of such prior taxable year; and
•
make an election in our U.S. federal corporate income tax return for the taxable year in which such undistributed investment company taxable income or net capital gains were recognized.

Any such election will not alter the general rule that a U.S. shareholder will be treated as receiving a dividend in the taxable year in which the dividend is distributed, subject to the October, November, or December dividend declaration rule discussed immediately above.

We adopted a distribution reinvestment plan that will allow shareholders to elect to receive dividends in the form of additional shares instead of in cash. If a U.S. shareholder reinvests dividends in additional shares, such U.S. shareholder will be treated as if it had received a distribution in the amount of cash that it would have received if it had not made the election. Any such additional shares will have a tax basis equal to the amount of the distribution.

Although we intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for their Common Shares. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual shareholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds a shareholder’s liability for federal income tax. A shareholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form to claim a refund for the taxes we paid. To utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

If an investor purchases Common Shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

If a U.S. shareholder sells or otherwise disposes of Common Shares, the U.S. shareholder will recognize gain or loss equal to the difference between its adjusted tax basis in the shares sold or otherwise disposed of and the amount received. Any such gain or loss will be treated as a capital gain or loss and will be long-term capital gain or loss if the shares have been held for more than one year. Any loss recognized on a sale or exchange of shares that were held for six months or less will be treated as long-term, rather than short-term, capital loss to the extent of any capital gain distributions previously received (or deemed to be received) thereon. In addition, all or a portion of any loss recognized upon a disposition of Common Shares may be disallowed if other Common Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

We will send to each of our U.S. shareholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts of such distributions includible in such U.S. shareholder’s taxable income for such year as ordinary dividends and capital gain dividends. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. shareholder’s particular situation.

Under applicable U.S. Treasury regulations, if a U.S. shareholder recognizes a loss with respect to our Common Shares of $2 million or more for a non-corporate U.S. shareholder or $10 million or more for a corporate U.S. shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. shareholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. shareholders should consult their own tax advisers to determine the applicability of these U.S. Treasury regulations in light of their individual circumstances.

We will be required in certain cases to backup withhold and remit to the U.S. Treasury a portion of qualified dividend income, ordinary income dividends and capital gain dividends, and the proceeds of redemption of shares, paid to any shareholder (a) who has provided either an incorrect tax identification number or no number at all, (b) whom the IRS subjects to backup withholding for failure to report the receipt of interest or dividend income properly or (c) who has failed to certify to us that it is not subject to backup withholding or that it is an “exempt recipient.” Backup withholding is not an additional tax and any amounts withheld may be refunded or credited against a shareholder’s federal income tax liability, provided the appropriate information is timely furnished to the IRS.

Potential Limitation with Respect to Certain U.S. Shareholders on Deductions for Certain Fees and Expenses

We anticipate that we will qualify starting in tax year 2024 as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), but no certainty can be provided whether we will continue to so qualify in future periods. If we are not treated as such for any calendar year, then, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having received or accrued a dividend from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. In addition, we would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026.

Taxation of Tax-Exempt U.S. Shareholders

A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income, or UBTI. The direct conduct by a tax-exempt U.S. shareholder of the activities that we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. shareholder will not be subject to U.S. taxation solely as a result of such shareholder’s ownership of our shares and receipt of dividends that we pay. In addition, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our Common Shares. Therefore, a tax-exempt U.S. shareholder will not be treated as earning income from “debt-financed property” and dividends we pay will not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur.

Taxation of Non-U.S. Shareholders

Whether an investment in the Common Shares is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the Common Shares by a Non-U.S. shareholder may have adverse tax consequences as compared to a direct investment in the assets in which we will invest. Non-U.S. shareholders should consult their tax advisors before investing in our Common Shares.

Distributions of our investment company taxable income that we pay to a Non-U.S. shareholder will be subject to U.S. withholding tax at a 30% rate to the extent of our current or accumulated earnings and profits unless (i) such dividends qualify for the pass-through rules described below, and such shareholder could have received the underlying income free of tax; (ii) such shareholder qualifies for, and complies with the procedures for claiming, an exemption or reduced rate under an applicable income tax treaty; or (iii) such shareholder qualifies, and complies with the procedures for claiming, an exemption by reason of its status as a foreign government-related entity.

Non-U.S. shareholders generally are not subject to U.S. federal income tax on capital gains realized on the sale of our shares or on actual or deemed distributions of our net capital gains. If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. To obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

At the end of 2015, Congress permanently renewed the pass-through rules under which certain dividend distributions by RICs derived from our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at a least a 10% shareholder, reduced by expenses that are allocable to such income) or paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year) qualify for an exemption from U.S. withholding tax. As a result, dividends that we designate as “interest-related dividends” or “short-term capital gain dividends” generally will be exempt from U.S. withholding tax if the underlying income is U.S.-source and the Non-U.S. shareholder could have received the underlying income free of tax. To the extent dividends are paid that do not qualify for this exemption (e.g., dividends related to foreign-source income or other income not treated as qualified net interest income or qualified short-term capital gains), some Non-U.S. shareholders may qualify for a reduced rate of U.S. withholding tax under an applicable tax treaty or for an exemption from U.S. withholding tax by reason of their status as a foreign sovereign or under special treaty provisions for certain foreign pension funds. Prospective investors should consult their own advisers regarding their eligibility for a reduced rate or exemption as described above. We will disclose information regarding our dividend distributions relevant for shareholder tax characteristics on an annual basis.

To qualify for an exemption or reduced rate of U.S. withholding tax (under a treaty, by reason of an exemption for sovereign investors, or under the rules applicable to interest-related dividends or short-term capital gain dividends), a Non-U.S. shareholder must comply with the U.S. tax certification requirements described below. A Non-U.S. shareholder must deliver to the applicable withholding agent and maintain in effect a valid IRS Form W-8BEN-E or other applicable tax certification establishing its entitlement to the exemption or reduced rate, or otherwise establishing an exemption from backup withholding.

We adopted a distribution reinvestment plan that will allow shareholders to elect to receive dividends in the form of additional shares instead of in cash. If a Non-U.S. shareholder reinvests dividends in additional shares, such Non-U.S. shareholder will be treated as if it had received a distribution in the amount of cash that it would have received if it had not made the election. If the distribution is a distribution of our investment company taxable income and is not designated by us as a short-term capital gain dividend or interest-related dividend, if applicable, the amount distributed (to the extent of our current or accumulated earnings and profits) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) and only the net after-tax amount will be reinvested in our Common Shares. The Non-U.S. shareholder will have an adjusted tax basis in the additional Common Shares purchased through the distribution reinvestment plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. shareholder’s account.

In the case of distributions made by the Company (other than capital gain dividends), additional requirements will apply to Non-U.S. shareholders that are considered for U.S. federal income tax purposes to be a foreign financial institution or non-financial foreign entity, as well as to Non-U.S. shareholders that hold their shares through such an institution or entity. In general, an exemption from U.S. withholding tax will be available only if the foreign financial institution, under an agreement it has entered into with the U.S. government or under certain intergovernmental agreements, collects and provides to the U.S. tax authorities information about its accountholders (including certain investors in such institution) and if the non-financial foreign entity has provided the withholding agent with a certification identifying certain of its direct and indirect U.S. owners. Any U.S. taxes withheld pursuant to the aforementioned requirements from distributions paid to affected Non-U.S. shareholders who are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes on such distributions may only be reclaimed by such Non-U.S. shareholders by timely filing a U.S. tax return with the IRS to claim the benefit of such exemption or reduction.

A RIC is a corporation for U.S. federal income tax purposes. Under current law, a Non-U.S. shareholder will not be considered to be engaged in the conduct of a business in the United States solely by reason of its ownership in a RIC. Certain special rules apply to a Non-U.S. shareholder that is an entity qualifying for tax exemption under Section 892 of the Code. Such a Non-U.S. shareholders will generally not be treated as engaged in “commercial activity” merely by virtue of its ownership of our Common Shares and will generally be exempt from withholding tax on dividends received on Common Shares. Certain special rules apply to such Non-U.S. shareholders if we qualify as a U.S. real property holding corporation. We do not expect these special rules to apply but there cannot be any assurance thereof.

Non-U.S. shareholders should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and non-U.S. tax consequences of an investment in the Common Shares. U.S. information reporting requirements will apply and backup withholding will not apply to dividends paid on our shares to a Non-U.S. shareholder, provided the Non-U.S. shareholder provides to the applicable withholding agent an applicable Form W-8 (or satisfies certain documentary evidence requirements for establishing that it is not a United States person) or otherwise establishes an exemption. Similarly, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale of our shares effected outside the United States by a foreign office of a broker if the broker (i) is a United States person, (ii) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, (iii) is a “controlled foreign corporation” as to the United States, or (iv) is a foreign partnership that, at any time during its taxable year is more than 50% (by income or capital interest) owned by United States persons or is engaged in the conduct of a U.S. trade or business, unless in any such case the broker has documentary evidence in its records that the holder is a Non-U.S. shareholder and certain conditions are met, or such holder otherwise establishes an exemption. Payment by a United States office of a broker of the proceeds of a sale of our shares will be subject to both backup withholding and information reporting unless the Non-U.S. shareholder certifies its status that it is not a United States person under penalties of perjury or otherwise establishes an exemption. Backup withholding is not an additional tax. Any amounts withheld from payments made to a Non-U.S. shareholder may be refunded or credited against such shareholder’s U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.

Item 1A. Risk Factors.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following summary should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “-Risk Factors.” The risk factors listed below apply to the Company and its subsidiaries on a consolidated basis.

Risks Related to Our Business and Structure

•
We have limited operating history.
•
Our Board may amend our Declaration of Trust without prior shareholder approval.
•
We are subject to significant regulations governing our operation as a BDC, which affect our ability to, and the way in which we, raise additional capital.
•
We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.
•
We operate in a highly competitive market for investment opportunities.
•
If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.
•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.
•
Any failure to maintain our status as a BDC would reduce our operating flexibility.
•
Certain investors are limited in their ability to make significant investments in us.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
•
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval (other than our 80% policy, a change to which would require 60 days’ notice to shareholders).
•
Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause the Company to incur additional costs associated with such action.

Risks Related to Economic Conditions

•
Economic recessions or downturns could impair our portfolio companies and harm our operating results
•
Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.

Risks Related to Our Portfolio Company Investments

•
Our investments are very risky and highly speculative.
•
Investing in middle-market and upper middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

•
An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
•
The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may securitize certain of our investments, which may subject us to certain structured financing risks.
•
Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.
•
We are exposed to risks associated with changes in interest rates.
•
We may not be able to realize expected returns on our invested capital.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.
•
We may be exposed to special risks associated with bankruptcy cases.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.
•
We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.
•
We expose ourselves to risks when we engage in hedging transactions.
•
The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
•
If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.
•
Certain U.S. shareholders may be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
•
There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Risks Related to Our Securities

•
An investment in our Common Shares will have limited liquidity.
•
There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.
•
Certain investors will be subject to Exchange Act filing requirements.
•
Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees, some of which are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.
•
Investing in our securities may involve a high degree of risk.
•
Our shareholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.

Risks Related to the Adviser and its Affiliates; Conflict of Interest

•
The Adviser and its affiliates, including our officers and interested Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

•
The time and resources that individuals employed by the Adviser and its affiliates devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser and its affiliates are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
•
Our Adviser, its affiliates, and employees of our Adviser and its affiliates, may face certain conflicts of interest.
•
Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Diameter. Any new investment advisory agreement would require shareholder approval.
•
The Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

General Risk Factors

•
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, have a material adverse effect on our operating results and negatively affect our ability to pay dividends.
•
Changes in laws or regulations governing our operations may adversely affect our business.

Risk Factors

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this prospectus, investors should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and an investor may lose all or part of his or her investment.

Risks Related to Our Business and Structure

We have limited operating history.

We were recently formed, and as a result we have a limited track record or history on which an investor can evaluate an investment in our company. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of a shareholder's investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case. We anticipate that it will take multiple years to invest substantially all of the capital commitments received by us from our Private Offering due to the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. To the extent required to comply with diversification requirements during the startup period, we will use funds to invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice provisions for Trustee nominations or for shareholder proposals and to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

We are subject to significant regulations regulations governing our operation as a BDC, which affect our ability to, and the way in which we, raise additional capital.

The 1940 Act imposes numerous constraints on the operations of BDCs. See “ITEM 1. BUSINESS – Regulation as a Business Development Company” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in securities of nonpublic or thinly traded U.S. companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. These constraints may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We may need to periodically access the debt and equity capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities or cash flows from operations.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current shareholders. The 1940 Act limits our ability to incur borrowings and issue debt securities and preferred shares, which we refer to as senior securities, requiring that after any borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%.

We may need to continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. Consequently, if the value of our assets declines or we are unable to access the capital markets we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders. If we borrow money or issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Preferred Shares, including the Series A Preferred Shares, are another form of leverage and rank “senior” to our Common Shares. Preferred shareholders will have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common shareholders. The issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our Common Shares.

Our Board may decide to issue additional Common Shares to finance our operations rather than issuing debt or other senior securities. However, we generally are not able to issue and sell our Common Shares at a price below net asset value per share. We may, however, elect to issue and sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current net asset value of our Common Shares if our Board determines that the sale is in the Company’s best interest and the best interests of the Company’s shareholders, and the Company’s shareholders have approved our policy and practice of making these sales within the preceding 12 months. We may in the future seek such approval; however, there is no assurance such approval will be obtained. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of those securities (less any distribution commission or discount). In the event we sell our Common Shares at a price below net asset value per share, existing shareholders will experience net asset value dilution. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share and would cause a proportionately greater decrease in the shareholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. As a result of any such dilution, our market price per share may decline. Because the number of Common Shares that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition to issuing securities to raise capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. The term “subsidiary” includes entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. Further, the Company will treat a wholly-owned subsidiary’s assets as assets of the Company for purposes of determining compliance with various provisions of the 1940 Act applicable to the Company, including those relating to investment policies (Section 8), capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). The Company would generally expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. In addition, the Company’s Board will comply with the provisions of Section 15 of the 1940 Act with respect to a wholly-owned subsidiary’s investment advisory contract, if applicable. The Company currently has one wholly-owned subsidiary, Diameter Credit Company Holdings LLC. The subsidiary does not have an investment advisory contract and uses the same custodian as the Company.

We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of investments before any of the debt securities would be exposed to the losses. An inability to successfully securitize our investment portfolio could limit our ability to grow or fully execute our business and could adversely affect our earnings, if any. The successful securitization of our investment could expose us to losses because the portions of the securitized investments that we would typically retain tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization. In connection with any future securitization of investments, we may incur greater set-up and administration fees relating to such vehicles than we have in connection with financing of our investments in the past. See “—Risks Related to Our Portfolio Company Investments—We may securitize certain of our investments, which may subject us to certain structured financing risks.”

We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

As part of our business strategy, we borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that have priority over the claims of our shareholders. If the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Common Shares. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on preferred shares that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, the Management Fee is payable based on our gross assets, including cash and assets acquired through the use of leverage, which may give our Adviser an incentive to use leverage to make additional investments. See “—Risks Related to Our Business and Structure—Even in the event the value of an investor’s investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure investors that we will be able to obtain credit at all or on terms acceptable to us.

Our credit facilities impose financial and operating covenants that restrict our business activities,remedies on default and similar matters. In the future we may issue debt pursuant to indentures that may impose similar covenants that restrict our business activities, remedies on default and similar matters. Our compliance with these covenants depends on many factors, some of which are beyond our control. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As of December 31, 2024, we had $672.6 million principal amount of outstanding indebtedness, which had an annualized interest cost of 7.70% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2024
	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	-30.83%	-19.68%	-8.53%	2.62%	13.78%
(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 7.70% by the approximately $672.6 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding return to shareholder.”

Our indebtedness could adversely affect our business, financial condition or results of operations.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Legislation allows us to incur additional leverage.

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred shares unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares is at least 200%. However, under the Small Business Credit Availability Act (the “SBCAA”), which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or shareholder approvals under the SBCAA and satisfaction of certain other conditions. Our initial shareholder approved the lower asset coverage ratio on December 12, 2023.

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully. See “—We operate in a highly competitive environment for investment opportunities.” Any impact on returns or equity or our business associated with additional leverage may not outweigh the additional risk. See “—We borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.”

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

We operate in a highly competitive market for investment opportunities.

Other public and private entities, including commercial banks, commercial financing companies, other BDCs and insurance companies, compete with us to make the types of investments that we make in middle-market and upper middle-market companies. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, however, we may experience decreased net interest income and increased risk of credit loss.

In addition, many competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. As a result, we face additional constraints on our operations, which may put us at a competitive disadvantage. As a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective. The competitive pressures we face could have a material adverse effect on our ability to achieve our investment objective.

If we are unable to source investments, access financing or manage future growth effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our investment team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms, including equity financing. Moreover, our ability to structure investments may also depend upon the participation of other prospective investors. For example, our ability to offer loans above a certain size and to structure loans in a certain way may depend on our ability to partner with other investors. As a result, we could fail to capture some investment opportunities if we cannot provide “one-stop” financing to a potential portfolio company either alone or with other investment partners.

In addition to monitoring the performance of our existing investments, members of our investment team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. To grow, our Adviser may need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our growth prospects and ability to achieve our investment objective.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of your investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. However, the Adviser has waived its right to receive management fees in excess of the sum of 0.625% of the Company’s gross assets for all shareholders until the fourth (4th) anniversary of the Effective Date, upon which the fee waiver will terminate. In addition, the Management Fee is payable regardless of whether the value of our gross assets or an investor’s investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our Common Shares. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The Incentive Fee is calculated as a percentage of pre-Incentive Fee net investment income. However, the Adviser has waived its right to receive any Incentive Fee until the fourth (4th) anniversary of the Effective Date, upon which the fee waiver will terminate. Since pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-Incentive Fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

Also, one component of the Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital losses on a cumulative basis. As a result, we may owe the Adviser an Incentive Fee during one year as a result of realized capital gains on certain investments, and then incur significant realized capital losses and unrealized capital losses on the remaining investments in our portfolio during subsequent years. Incentive Fees earned in prior years cannot be clawed back even if we later incur losses.

In addition, the Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. The Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. Unlike the portion of the Incentive Fee that is based on income, there is no hurdle rate applicable to the portion of the Incentive Fee based on capital gains. As a result, the Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing investments. Such a practice could result in our making more speculative investments than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We may expend significant financial and other resources to comply with the requirements of being a public reporting entity.

We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Any failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results as a result of a number of factors, including the pace at which investments are made, rates of repayment, interest rates payable on investments, changes in realized and unrealized gains and losses, syndication and other fees, the level of our expenses and default rates on our investments. As a result of these and other possible factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of debt or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct debt investments or secondary transactions.

Certain investors are limited in their ability to make significant investments in us.

Investment companies regulated under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition), unless these funds comply with an exemption under the 1940 Act as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy.

The Adviser will endeavor to build and manage a diversified portfolio of investments with representation in various industries and economic sectors, geographic regions and deal types which may include growth financings and recapitalizations. Despite the foregoing objectives, the Company may be concentrated in certain industries and/or economic sectors, geographic regions and/or deal types. The Company also may be more concentrated than other funds with similar diversification objectives.

However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code, which include single issuer concentration limits. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

The Company may be restricted from initiating transactions as a result of the receipt of material non-public information.

Diameter funds and investment platforms regularly obtain non-public information regarding various target companies and other investment opportunities. In general, Diameter imputes non-public information received by one investment team within Diameter to all other investment professionals. As Diameter and affiliated professionals may acquire confidential or material nonpublic information (“MNPI”), the Company and/or other Affiliated Funds may be restricted from initiating transactions in certain securities, including, as a result of the receipt of MNPI by another investment team or professional within Diameter.

Non-public information received by one investment team within Diameter is likely to restrict trading on a firm-wide basis. As a result, the Company may, in certain circumstances, decline to receive non-public information regarding a company.

Further, non-disclosure agreements associated with transactions (including transactions entered into by other Affiliated Funds) often contain contractual trading restrictions, including standstill and non-circumvent provisions, which could prevent the Company from acquiring or disposing of investments in an issuer, potentially for extended periods. Such agreements could also restrict the Company’s ability to share certain information with shareholders relevant to the Company or its portfolio investments.

Separately, certain counterparties may disqualify the Company from transacting with such counterparties or their affiliates as a result of the activities of other businesses of Diameter.

We may have no or limited insurance against certain catastrophic losses.

Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, all investments may not be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected investments.

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, key service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

Additionally, investments of Diameter’s funds, including the Company, and other Diameter entities have involved and may in the future involve companies that have experienced cyber-events and that, given the rise of cybersecurity incidents, may become involved in future cyber events. Cybersecurity events also could affect other Diameter entities. Such cyber security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

A cybersecurity breach may cause the Company to lose proprietary information, suffer data corruption or expose information to misuse. Sensitive information which may be breached in the event of a cybersecurity threat includes, without limitation, information regarding the Company’s investment activities and shareholders. Cybersecurity breaches of Diameter’s (including the Adviser) and the Company’s third-party service providers or portfolio investments may also subject the Company to many of the same risks associated with direct cybersecurity breaches. If such events were to materialize, they could, among other things, (i) lead to losses of sensitive information or capabilities essential to Diameter’s, the Adviser’s the Company’s, and/or the Company’s portfolio company’s operations, (ii) have a material adverse effect on Diameter’s, the Adviser’s, the Company’s and/or the portfolio company’s reputations, financial positions, results of operations or cash flows, (iii) lead to financial losses from remedial actions, loss of business or potential liability, or (iv) lead to the disclosure of Company shareholders’ personal information or other sensitive information.

The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Diameter’s, the Adviser’s, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information of any shareholder (and, if applicable, its underlying investors or beneficial owners and/or control persons) or information relating to any portfolio company. Such a failure could result in reputational harm to Diameter, the Adviser, the Company and/or the affected portfolio investment, subject any such entity and its affiliates to legal claims and otherwise adversely affect its business and financial performance. Cybersecurity risks also require us to undertake ongoing preventative measures and to incur compliance costs.

We and our portfolio companies will be subject to regulations related to privacy, data protection and information securities, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.

The adoption, interpretation and application of consumer protection, data protection and/or privacy laws and regulations in the United States, Europe or other jurisdictions (collectively, “Privacy Laws”) could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Adviser and us and/or our portfolio companies, and increase compliance costs and require the dedication of additional time and resources to compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and our performance. As Privacy Laws are implemented, interpreted and applied, compliance costs are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties.

Other jurisdictions, including other U.S. states, already have, have proposed or are considering similar Privacy Laws, which impose, or could impose if enacted, similarly significant costs, potential liabilities and operational and legal obligations. Such Privacy Laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability for regulated entities, which could include Diameter, the Adviser and us and/or our portfolio companies.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval (other than our 80% policy, a change to which would require 60 days’ notice to shareholders).

Our Board has the authority to change our investment objective and modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be a BDC and we may not withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies or strategies would have on our business, operating results and value of our Common Shares. Nevertheless, the effects may adversely affect our business and impact our ability to pay dividends.

Changes in tax laws, including the Tax Cuts and Jobs Act and the Inflation Reduction Act may adversely affect our business.

Changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Reform”), the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) and the Inflation Reduction Act, enacted on August 16, 2022 (the "IRA") have made significant changes to the U.S. federal income tax system. Among other things, Tax Reform may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. In addition, the IRA introduced a corporate alternative minimum tax of 15% of the "adjusted financial statement income" of certain domestic corporations as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Further changes could be made under the new Presidential administration in the United States. Such changes to the tax laws, including (i) changes to interest deductibility, utility of net operating losses and other provisions of Tax Reform, (ii) the corporate alternative minimum tax, excise tax on stock repurchases and other provisions of the IRA or (iii) changes pursuant to future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us. Prospective investors are urged to consult with their own advisors about the potential effects of Tax Reform, IRA and other changes in tax laws on the loan market and about the tax consequences of an investment in us.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the prior standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our private offering of Common Shares cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offering to retail customers. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

If the Adviser or certain of its affiliates are deemed a “Bad Actor”, it could negatively impact our ability to raise capital.

Rule 501 and Rule 506 of Regulation D under the Securities Act bar issuers deemed to be “bad actors” from relying on Rule 506 in connection with private placements (the “disqualification rule”). Specifically, an issuer is precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager of an issuer that is a pooled investment fund, any solicitor of the issuer, any director, executive officer or other officer participating in our offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (a) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (b) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (c) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (d) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (e) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (f) U.S. Postal Service false representation orders.

A disqualification will occur only in the case of a disqualifying event of a covered person that occurs on or after September 23, 2013, although issuers must disclose to potential investors in a Rule 506 offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care, could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

The Adviser has a large number of affiliates, many of whom may be deemed to be affiliated issuers of us and, therefore, covered persons of us for purposes of our Rule 506 offerings. Thus, while the Adviser has made, and on a periodic basis will continue to make, inquiries into whether any persons that the Adviser has determined to be affiliated issuers have been subject to any disqualifying events, in some circumstances the Adviser’s ability to determine whether we would be disqualified from relying on Rule 506 may depend on cooperation of third parties over whom the Adviser may have limited control and influence.

If any of Diameters’ covered persons, including any affiliated issuer of us, is subject to a disqualifying event, we could lose the ability to raise capital in a future Rule 506 offering for a significant period of time and our business, financial condition and results of operations could be materially and adversely affected.

Compliance with anti-money laundering requirements could require the Adviser to provide to governmental authorities information about our Shareholders and could require that a Shareholder’s funds be frozen or that the Shareholder withdraw from the Company.

The Company and the Adviser are authorized, without the consent of any person, including any shareholder, to take such action as they determine in their sole discretion to be reasonably necessary or advisable to comply, or to cause us to comply, with any applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws, rules, regulations, directives or special measures. In addition, the Company and the Adviser may disclose, without the consent of any person, including any shareholder, to governmental authorities, SROs and financial institutions information concerning us and one or more of the shareholders that the Company or the Adviser determines in our or its sole discretion is necessary or advisable to comply with applicable laws and regulations, including any anti-money laundering or counter-terrorist financing laws or regulations, and each shareholder will be required to provide the Company and the Adviser all information that the Company or the Adviser determines in our or its sole discretion to be advisable or necessary to comply with such laws and regulations. The Company or the Adviser may be required by applicable law to freeze a shareholder’s funds or cause such shareholder to withdraw or compulsorily withdraw such shareholder from the Company.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause the Company to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. As a result, there is a risk that investors in the Company may find it inconvenient or expensive to bring a claim against us or our trustees, officers or other agents. However, these exclusive forum provisions do not apply to claims arising under the federal securities laws.

In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless holders of a certain percentage of the outstanding shares, as disclosed in our Declaration of Trust, join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

No shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of the Adviser. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Risks Related to Economic Conditions

Inflation and global supply chain issues may adversely affect our business.

Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

In light of the presidential transition in 2025, global trade disputes may be magnified, including the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company’s portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Companies' and its portfolio investments.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. capital markets have experienced extreme volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may continue to implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

Periods of market disruption and instability may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, the impact of the end of the transition period following United Kingdom’s exit from the European Union in January 2020 (“Brexit”), the provisional application of the EU-UK Trade and Cooperation Agreement and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•
our receipt of a reduced level of interest income from our portfolio companies;
•
decreases in the value of collateral securing some of our loans and the value of our equity investments; and
•
ultimately, losses or charge-offs related to our investments.

Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Also, to the extent uncertainty regarding any economic recovery in Europe and Brexit continue to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

After raising the target range for the federal funds rate in 2017 and 2018, the Federal Reserve lowered the target rate three times in 2019 and two times in 2020. Following heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, in 2024, the Federal Reserve lowered the target rate three times. In 2025, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government is increased. The United States may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and during these periods may be unable to repay the loans we made to them. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We primarily invest in first-lien debt, second-lien debt, mezzanine and unsecured debt or equity or other securities issued by middle-market and upper middle-market companies. The companies in which we intend to invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

First-Lien Debt. When we make a first-lien loan, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with our “last out” first-lien loans, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt generally are subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity and Other Investments. When we invest in first-lien debt, second-lien debt or mezzanine debt, we may acquire equity securities, such as warrants, options and convertible instruments. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Shares. To the extent we invest in preferred securities, we may incur particular risks, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes before we receive such distributions;
•
preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments; and
•
generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board; generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

In addition, our investments generally involve a number of significant risks, including:

•
the companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
the companies in which we invest typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
the companies in which we invest are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
the companies in which we invest generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
the debt investments in our portfolio generally have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;

•
our executive officers, Trustees and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•
the companies in which we invest generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and
•
the companies in which we invest may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant- lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high.

There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Investing in middle-market and upper middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market and upper middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market and upper middle market companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies may pose greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal repayment schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other factors, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to determine all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

The value of most of our portfolio securities will not have a readily available market price and we value these securities at fair value as determined in good faith by our Board, which valuation is inherently subjective, may not reflect what we may actually realize for the sale of the investment and could result in a conflict of interest with the Adviser.

Investments are valued at the end of each fiscal quarter. Substantially all of our investments are expected to be in loans that do not have readily ascertainable market prices. The fair market value of investments that are not publicly traded or whose market prices are not readily available are determined in good faith by the Board, which is supported by the valuation committee of our Adviser and by the audit committee of our Board. The Board has retained independent third-party valuation firms to perform certain limited third-party valuation services.

In connection with that determination, investment professionals from the Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our investments and the type of asset being valued, all in accordance with the valuation policies and procedures of the Company and the Adviser. The lack of available information about the portfolio securities, as noted above, could impact the ability to value the Company’s investments. The participation of the Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based on the value of our gross assets.

Factors that we may consider in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to similar publicly traded companies, discounted cash flow and other relevant factors. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to value accurately our portfolio investments and could lead to undervaluation or overvaluation of our Common Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

The lack of liquidity in our investments may adversely affect our business.

We generally make loans to private companies. There may not be a ready market for our loans and certain loans may contain transfer restrictions, which may also limit liquidity. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or if we have material nonpublic information regarding that company.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may at times be invested in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, and business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

Although we have not done so to date, we may securitize certain of our investments in the future, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in that entity on a non-recourse or limited-recourse basis to purchasers.

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to pay dividends to our shareholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure investors that any such performance tests would be satisfied. Also, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and to keep the cost of present and future financings lower or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO or other securitization vehicle, or cash flow may be completely restricted for the life of the CLO or other securitization vehicle.

In addition, a decline in the credit quality of loans in a CLO or other securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. If we were to form a CLO or other securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as owners of its equity interests. Any equity interests that we were to retain in a CLO or other securitization vehicle would not be secured by its assets and we would rank behind all of its creditors.

A CLO or other securitization vehicle, if created, also would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. See “Item 1. Business—Regulation as a Business Development Company.”

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over those portfolio companies or prevent decisions by management of those portfolio companies that could decrease the value of our investments.

We are a lender, and loans (and any equity investments we make) typically will be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies we invest in (outside of, potentially, the context of a restructuring, insolvency or similar event). As a result, we will be subject to the risk that a portfolio company we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. We may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

We are exposed to risks associated with changes in interest rates.

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The majority of our debt investments are based on floating rates, which may include SOFR, EURIBOR, SONIA, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. On one hand, a reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations.

An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Common Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Shares. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend-and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business. See “—Risks Related to Economic Conditions—Uncertainty about financial stability could have a significant adverse effect on our business, results of operations and financial condition.”

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to the Adviser.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. See “—Risks Related to Our Portfolio Company Investments—We expose ourselves to risks when we engage in hedging transactions.”

We have entered into and borrowed under, and may enter into and borrow under, credit facilities. Our credit facilities may be subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.

U.S. dollar borrowings under our credit facilities may bear interest at a rate derived from SOFR. SOFR is a relatively new reference rate and has a very limited history. The future performance of SOFR cannot be predicted based on its limited historical performance. Since the initial publication of SOFR in April 2018, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. The use of SOFR is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR. Additionally, any successor rate to SOFR under our revolving credit facility may not have the same characteristics as SOFR. As a result, the amount of interest we may pay on our revolving credit facility is difficult to predict.

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we would not realize our expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy our other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure you that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, those instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically would be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying those holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing certain loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of those enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure investors that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays, and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:

•
increase or maintain in whole or in part our equity ownership percentage;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
attempt to preserve or enhance the value of our investment

We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

Our ability to enter into transactions with our affiliates is restricted.

The Company is prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our Independent Trustees and, in some cases, exemptive relief from the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Trustees and, in some cases, exemptive relief from the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or Trustees or their affiliates.

The decision by Diameter Capital Partners, our Adviser or their affiliates to allocate an opportunity to another entity could cause us to forgo an investment opportunity that we otherwise would have made. We also generally will be unable to invest in any issuer in which Diameter Capital Partners and its other affiliates or a fund managed by Diameter Capital Partners or its other affiliates has previously invested or in which they are making an investment. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

On February 27, 2024, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Diameter) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, any potential co-investment transaction that meets the Company’s investment objectives and strategies, or criteria established by the Board (“Board-Established Criteria”), must be made available to the Company, though, as discussed below, the Company will not have priority over other affiliates when investing in opportunities made available to it. The Board-Established Criteria are required to be consistent with the Company’s objectives and strategies. If no Board-Established Criteria are in effect, then all potential co-investment transactions that fall within the Company’s then-current investment objectives and strategies will be made so available to the Company. Any Board-Established Criteria established by the Board will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, or asset class of the investment opportunity or required commitment size – and not on characteristics that involve a discretionary assessment. The Adviser may from time to time recommend criteria for the Board’s consideration, but Board-Established Criteria will only become effective if approved by a majority of the Company’s Independent Trustees. The Independent Trustees may at any time rescind, suspend or qualify its approval of any Board-Established Criteria, though it is anticipated that, under normal circumstances, the Board would not modify these criteria more often than quarterly.

Any acquisitions or strategic investments that we pursue are subject to risks and uncertainties.

We have pursued and may continue to pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact our financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We are required to have and may be required in the future to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure investors that we will maintain or obtain all of the licenses that we need on a timely basis. We also are and will be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure investors that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy may include potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty in the wake of Russia’s invasion of Ukraine and ongoing conflicts in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is generally not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

Although most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us.

We expose ourselves to risks when we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging, such as currency exchange rate risk and interest rate risk related to specific portfolio companies. We may enter into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which we expect to consist of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

Finally, Rule 18f-4 under the 1940 Act constrains our ability to use swaps and other derivatives. The Company intends to continue to qualify as a “limited derivatives user” under the rule, which will require the Company to limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. If the Company does not qualify as a limited derivatives user, the rule will impose certain requirements on the Company, including forcing us to reduce our use of derivatives if the value-at-risk of our investment portfolio, including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the market or asset classes in which we invest or our securities portfolio. If we could not identify a suitable reference portfolio, our value-at-risk would not be permitted to exceed 20% of our net assets. In addition, we would be required under the rule to establish a risk management program for our use of swaps or other derivative positions. Based on our anticipated use of derivatives primarily for interest rate hedging purposes, we expect to qualify as a limited derivatives user under the rule. However, we cannot assure investors that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act enacted, and the Commodity Futures Trading Commission, or CFTC, and SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. Our cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

The Dodd-Frank Act and the rules adopted by the CFTC and SEC thereunder also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

Our Adviser has filed with the National Futures Association a notice of exclusion from registration with the CFTC as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5. CFTC Rule 4.5 relieves our Adviser from registering with the CFTC as the CPO of us, so long as we:

•
continue to be regulated by the SEC as a BDC;
•
confine our trading in CFTC-regulated derivatives within specified thresholds; and
•
are not marketed to the public as a commodity pool or as a vehicle for trading in CFTC-regulated derivatives.

If we were unable to satisfy the conditions of CFTC Rule 4.5 in the future, our Adviser may be subject to registration with the CFTC as a CPO, unless it can rely on a different exclusion, exemption or no-action relief. Registered CPOs must comply with numerous substantive regulations related to disclosure, reporting and recordkeeping, and are required to become members of the NFA, and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements could increase our expenses and impact performance.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about certain issues, including when we may cease to accrue interest, original issue discount or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, so that we aim to minimize the level of any U.S. federal income or excise tax that we would otherwise incur.

Certain U.S. shareholders may be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

If we are not treated as a “publicly offered regulated investment company” (alternatively referred to as a “publicly offered RIC”) for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates for taxable years beginning after December 31, 2017 and before January 1, 2026. We have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually.

There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Original issue discount, or OID, may arise if we hold securities issued at a discount, receive warrants in connection with the making of a loan, or in certain other circumstances. OID creates the risk that Incentive Fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, while the Adviser will be under no obligation to reimburse us for these fees.

The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends. In addition, market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

For accounting purposes, any cash dividends to shareholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our Common Shares. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

Payment-in-kind, or PIK, interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

Risks Related to Our Securities

An investment in our Common Shares will have limited liquidity.

Our Common Shares constitute illiquid investments for which there is not a secondary market and, unless we consummate an Exchange Listing, none is expected to develop, and liquidity may be limited to periodic tender offers conducted by the Company, if we commence a tender offer program. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. A shareholder generally may not sell, assign or transfer its Common Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.

There is no public market for shares of our Series A Preferred Shares, and we do not expect there to be a market for such shares.

There is no existing trading market for our Series A Preferred Shares, and no market for such shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of our Series A Preferred Shares may be unable to liquidate an investment in such shares.

Our Series A Preferred Shares have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

There is a risk that investors in our Common Shares may not receive dividends or that our dividends may not grow over time.

We intend to continue paying dividends on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our credit facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

In some cases where we receive certain upfront fees in connection with loans we originate, we treat the loan as having OID under applicable accounting and tax regulations, even though we have received the corresponding cash. In other cases, however, we may recognize income before or without receiving the corresponding cash, including in connection with the accretion of OID. For other risks associated with debt obligations treated as having OID, see “—Risks Related to Our Portfolio Company Investments—There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.”

Therefore, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code, even though we may not have received the corresponding cash amount. Accordingly, we may have to sell investments at times we would not otherwise consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

To the extent that the amounts distributed by us exceed our current and accumulated earnings and profits, these excess distributions will be treated first as a return of capital to the extent of a shareholder’s tax basis in his or her shares and then as capital gain. Reducing a shareholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

The part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

In addition, the middle-market and upper middle-market companies in which we intend to invest may be more susceptible to economic downturns than larger operating companies, and therefore may be more likely to default on their payment obligations to us during recessionary periods. Any such defaults could substantially reduce our net investment income available for distribution in the form of dividends to our shareholders.

Certain investors will be subject to Exchange Act filing requirements.

Since our Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares are disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Common Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Shareholders will bear the responsibility for making all Exchange Act filings to which they may be subject, and are responsible for monitoring their ownership in the Company. Shareholders who fail to make required Exchange Act filings may face enforcement actions and fines from the SEC.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees, some of which are subject to repayment pursuant to our Expense Support and Conditional Reimbursement Agreement.

Substantial portions of our distributions may be funded through the reimbursement of certain expenses by our Adviser and its affiliates, including through the waiver of certain investment advisory fees by our Adviser. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser and its affiliates continue to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. Our Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods, except as otherwise disclosed under the terms of our offering.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the fair value of our investments will reduce our NAV.

Investing in our securities may involve a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Our Common Shares and our Series A Preferred Shares will be subject to significant transfer restrictions, and an investment in such shares generally will be illiquid.

Our Common Shares and our Series A Preferred Shares are subject to the restrictions on transfer as described above, in the subscription agreement and as set forth in our Declaration of Trust (as amended, restated and/or supplemented). Purchasers of such shares will be prohibited from selling or otherwise transferring their Common Shares without the Company’s approval and/or compliance with federal, state and other securities laws. An investment in our Common Shares and/or our Series A Preferred Shares is of further limited liquidity since such shares are not freely transferable under federal, state and other securities laws. Each investor in such shares must be prepared to bear the economic risk of an investment in such shares for an indefinite period.

Our Common Shares and Series A Preferred Shares have not been registered under the Securities Act and, therefore, under federal and state securities laws, cannot be sold unless such shares are subsequently registered under the Securities Act, state securities laws or an exemption from such registration is available. Our Common Shares and Series A Preferred Shares are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in such shares is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their shares.

Our preferred shares, including the Series A Preferred Shares and any additional series of preferred shares we may determine to issue in the future, could adversely affect the value of our Common Shares.

The issuance of preferred shares, including the Series A Preferred Shares and any additional series of preferred shares we may determine to issue in the future, with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could adversely affect our Common Shares by making an investment in the Common Shares less attractive. In addition, the dividends on any preferred shares, including the Series A Preferred Shares, we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred shares, including the Series A Preferred Shares, must take preference over any distributions or other payments to our common shareholders, and holders of preferred shares, including the Series A Preferred Shares, are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred shares that converts into common shares). In addition, under the 1940 Act, any such preferred shares, including the Series A Preferred Shares, would constitute a “senior security” for purposes of the 150% asset coverage test.

An investment in our preferred shares with a fixed interest rate, such as the Series A Preferred Shares, will bear interest rate risk.

Our Series A Preferred Shares will pay dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our preferred shares, including the Series A Preferred Shares, may increase, which would likely result in a decline in the value of such preferred shares.

Our preferred shares, including the Series A Preferred Shares, will be subject to a risk of early redemption, and holders may not be able to reinvest their funds.

We may voluntarily redeem some or all of the outstanding Series A Preferred Shares at any time. We also may be forced to redeem some or all of the outstanding preferred shares, including the Series A Preferred Shares, to meet regulatory requirements and the asset coverage requirements of such shares. Any such redemption may occur at a time that is unfavorable to holders of our Series A Preferred Shares. Additionally, pursuant to Rule 23c-2 of the 1940 Act, if less than all the outstanding securities of a class or series are to be redeemed, such redemption shall be made on a pro rata basis. We may have an incentive to redeem our Series A Preferred Shares if market conditions allow us to issue other preferred shares or debt securities at a rate that is lower than the dividend rate on the outstanding preferred shares. If we redeem shares of our Series A Preferred Shares, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in our Series A Preferred Shares.

Our preferred shares, including the Series A Preferred Shares, will be subordinate to the rights of holders of senior indebtedness.

While our preferred shareholders, including holders of our Series A Preferred Shares, will have equal liquidation and distribution rights to any other series of our preferred shares, they will be subordinated to the rights of holders of any of other senior indebtedness we may incur. Therefore, dividends, distributions and other payments to preferred shareholders, including holders of our Series A Preferred Shares, in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness. In addition, the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of our preferred shares, including the Series A Preferred Shares.

Holders of any preferred shares we issue, including the Series A Preferred Shares, will bear dividend risk.

We may be unable to pay dividends on any preferred shares we issue, including the Series A Preferred Shares, under certain circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including preferred shares we may issue, such as the Series A Preferred Shares, under certain conditions.

Holders of any preferred shares we issue, including the Series A Preferred Shares, will have the right to elect members of the Board and class voting rights on certain matters.

Holders of any preferred shares we issue, including the Series A Preferred Shares, voting separately as a single class, will have the right to elect two members of the Board at all times that such preferred shares are outstanding, and in the event that dividends with respect thereto become two full years in arrears will have the right to elect a majority of the members of the Board until such arrearage is completely eliminated. In addition, preferred shareholders, including holders of the Series A Preferred Shares, have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies or the terms of any credit facility, may impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred shares, including the Series A Preferred Shares, to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, we can offer no assurance that such actions could be effected in time to meet the tax requirements.

There are severe economic consequences for defaulting shareholders.

If shareholders fail to fund their commitment obligations or to make required capital contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A shareholder’s failure to fund such amounts when due causes that shareholder to become a defaulting Shareholder. A defaulting Shareholder will have ten business days to cure its deficiency following the required funding date, after which the defaulting shareholder will forfeit its right to participate in future investments and 50% of its Common Shares will be transferred to the non-defaulting shareholders on a pro rata basis. If a substantial number of shareholders become defaulting shareholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Company and restrict the Company’s ability to meet loan obligations. Any single defaulting Shareholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such Shareholder.

If the Company fails to meet its contractual obligations related to a portfolio investment due to a defaulting Shareholder, the relevant portfolio company may have a cause of action against the Company, which may include a claim against assets of the Company other than the Company’s interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which the Company has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, the remaining assets of the Company will likely be subject to such claim.

Our shareholders will experience dilution in their ownership percentage if they opt out of our distribution reinvestment plan.

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends and distributions declared by the Board on behalf of investors who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our dividend policy and obligations.

In addition, the number of shares issued pursuant to the distribution reinvestment plan after and in the event of an Exchange Listing will be determined based on the market price of our Common Shares, except in circumstances where the market price exceeds our most recently computed net asset value per share, in which case we will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share. Accordingly, participants in the distribution reinvestment plan may receive a greater number of our Common Shares than the number of shares associated with the market price of our Common Shares, resulting in dilution for other shareholders. Shareholders that opt out of our distribution reinvestment plan will experience dilution in their ownership percentage of our Common Shares over time.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time, if any, as our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in our Common Shares by “benefit plan investors” (“Benefit Plan Investors”) to less than 25% of the total value of our Common Shares (within the meaning of the Plan Asset Regulations). Under ERISA’s general reporting and disclosure rules, certain Benefit Plan Investors subject to Title I of ERISA are required to file annual reports (Form 5500) with the U.S. Department of Labor regarding their assets, liabilities and expenses. To facilitate a plan administrator’s compliance with these requirements it is noted that the descriptions contained herein of fees and compensation, including the Management Fee and the Incentive Fee payable to the Adviser, are intended to satisfy the disclosure requirements for “eligible indirect compensation” for which the alternative reporting option on Schedule C of Form 5500 may be available.

If, notwithstanding our intent, the assets of the Company were deemed to constitute “plan assets” of any Shareholder that is a Benefit Plan Investor under ERISA or the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. In addition, to the extent that the Company represents and/or covenants to any contractual counterparty that (1) the assets of the Company are not assets of the Benefit Plan Investors that invest in the Company and/or (2) the transactions entered into between the Company and the Benefit Plan Investor that invest in the Company do not constitute “prohibited transactions” under ERISA and the Code, and the applicable representation is untrue and/or the applicable covenant is not met, additional liabilities may be incurred, including as a result of the unwinding of the applicable contract.

Accordingly, until such time, if any, as our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power, among other things, to (a) reject, in whole or in part, the subscription of any prospective investor to the Company; (b) withhold consent to the transfer of Common Shares, including in circumstances where the Adviser determines necessary or desirable in order to facilitate compliance with ERISA or the Plan Asset Regulations; (c) restrict participation in the dividend reinvestment program such that Benefit Plan Investors are not permitted to participate, and (c) call Drawdown Purchases on a non-pro rata basis, and all Common Shares of the Company shall be subject to such terms and conditions.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

Our Adviser and its management have no prior experience managing a BDC.

Although our Adviser and its investment team are experienced in managing portfolios of assets in which we expect to invest, they have no prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage a BDC may differ from those previously employed by our Adviser and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities or companies that our Adviser’s investment team or our Adviser advised in the past, and we caution you that our investment returns could be substantially lower than the returns achieved by other clients of our Adviser. Further, the Adviser may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our Common Shares may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Adviser and its affiliates, including our officers and interested Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the two most recently completed calendar quarters. Although the Adviser has a fiduciary duty to the Company, including with respect to its receipt of compensation, because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

In addition, any pre-incentive fee net investment income returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. See “Item 1. Business—Advisory Agreement, Administration Agreement and Other Agreements.”

There may be conflicts of interest related to obligations that the Adviser’s senior management and investment team have to other clients.

The members of the senior management and investment team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Adviser’s affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and affiliates, and employees of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of one or more Affiliated Funds. The Adviser, its officers and affiliates, and employees of its affiliates will devote only as much of its or their time to our business as the Adviser and its officers, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 8. Consolidated Financial Statements –Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

In addition, we may make investments in different parts of the capital structure of companies in which other Affiliated Funds already hold an investment, subject to the 1940 Act and the conditions of the Order, if granted. Generally speaking, the Adviser expects that we will make such investments only when, at the time of investment, the Adviser believes such investment is in our best interests and either the possibility of actual adversity is remote, our investment is small and non-controlling or the Adviser believes that such investment is appropriate for us in light of the particular circumstances, notwithstanding the potential for conflict. Given that we generally intend to invest higher in the capital structure, it is likely we will remain passive in the event of a conflict, meaning that we must rely on other investors holding the same types of securities or obligations to advocate on behalf of our class. The Adviser will have no obligation to advise these other holders of any potential claims they may have of which the Adviser may be aware or to consider their interests when advocating on behalf of the other Affiliated Funds that hold investments in lower parts of the capital structure.

The time and resources that individuals employed by the Adviser and its affiliates devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser and its affiliates are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser, Diameter Capital Partners and individuals employed by Diameter Capital Partners are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

We have received an exemptive order from the SEC which allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. We may participate in certain transactions originated by the Adviser or its affiliates. However, while the terms of the exemptive relief require that the Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Item 8. Consolidated Financial Statements –Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us and whose misconduct could negatively impact the Adviser or the Company.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s or its affiliates’ management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. Although the Adviser or one of its affiliates has employment agreements with some or all of these key personnel, employment is “at-will,” and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser or one of its affiliates. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

While the Adviser has entered into the Resource Sharing Agreement with Diameter Capital Partners, pursuant to which Diameter Capital Partners will provide the Adviser with experienced investment professionals and access to the resources of Diameter Capital Partners so as to enable the Adviser to fulfill its obligations under the Advisory Agreement, there can be no assurance that Diameter Capital Partners will perform its obligations under the Resource Sharing Agreement. In addition, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

Misconduct by employees or by third-party service providers could cause significant losses to the Company. Employee misconduct could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to the Company or Diameter. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting the Company’s business prospects or future activities.

There may be trademark risk, as we do not own the Diameter name.

We do not own the Diameter name, but we are permitted to use it as part of our corporate name pursuant to the Trademark License Agreement for so long as our Adviser or one of its affiliates remains our Adviser. Use of the names by other parties or the termination of the Trademark License Agreement may harm our business.

Our Adviser, its affiliates, and employees of our Adviser and its affiliates, may face certain conflicts of interest.

Subject to the Adviser’s allocation policy, Diameter will refer middle-market and upper middle-market loan origination activities for companies domiciled in the United States or abroad to us, and conduct those activities through the Company. The Adviser will determine whether it would be permissible, advisable or otherwise appropriate for the Company to pursue a particular investment opportunity allocated to the Company. However, the Adviser, its officers and affiliates, employees of its affiliates and members of its Investment Review Committee serve or may serve as investment advisers, officers, trustees or principals of entities or investment funds that operate in the same or a related line of business as us or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the Company’s best interest or the best interests of the Company’s shareholders.

In addition, any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates, particularly in connection with any future growth of their respective businesses, may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Our ability to pursue investment opportunities other than middle-market or upper middle-market loan originations for companies domiciled in the United States or abroad is subject to the contractual and other requirements of these other funds and allocation decisions made by their respective investment professionals. As a result, the Adviser and its affiliates may face conflicts in allocating investment opportunities between us and those other entities. It is possible that we may not be given the opportunity to participate in certain investments made by those other entities that would otherwise be suitable for us. Officers and employees of the Adviser and its affiliates may also face financial conflicts of interest to the extent their salary or bonus calculation or personal investments are in other entities that have a similar investment objective to the Company. However, the current compensation of such individuals is not based on the performance of any individual fund.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations and a loss of the benefits from our relationship with Diameter. Any new investment advisory agreement would require shareholder approval.

We cannot assure investors that the Adviser will remain our investment adviser or that we will continue to have access to Diameter or its investment professionals. The Advisory Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Advisory Agreement without penalty on 60 days’ written notice.

The Adviser has the right, under the Advisory Agreement, to resign at any time on 60 days’ written notice, regardless of whether we have found a replacement. In addition, our Board has the authority to remove the Adviser for any reason or for no reason, or may choose not to renew the Advisory Agreement. Furthermore, the Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to pay dividends, are likely to be adversely affected, and the value of our Common Shares may decline.

Any new Advisory Agreement would be subject to approval by our shareholders. Even if we are able to enter into comparable management or administrative arrangements, the integration of a new adviser or administrator and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

In addition, if the Adviser resigns or is terminated, we would lose the benefits of our relationship with Diameter, including insights into our existing portfolio, market expertise, sector and macroeconomic views and due diligence capabilities, as well as any investment opportunities referred to us.

The Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser has not assumed any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, the Adviser and its members, managers, officers, employees, agents, controlling persons and any other person or entity affiliated with it will not be liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).

We have agreed to the fullest extent permitted by law, to provide indemnification and the right to the advancement of expenses, to each person who was or is made a party or is threatened to be made a party to or is involved (including as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or she is or was a member, manager, officer, employee, agent, controlling person or any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser in the performance of the person’s duties under the Advisory Agreement. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the 1940 Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made. Despite these limitations, the rights to indemnification and advancement of expenses may lead the Adviser and its members, managers, officers, employees, agents, controlling persons and other persons and entities affiliated with the Adviser to act in a riskier manner than they would when acting for their own account.

General Risk Factors

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, have a material adverse effect on our operating results and negatively affect our ability to pay dividends.

Our business is highly dependent on the communications and information systems of Diameter (including the Adviser) and third parties (such as certain information technology services utilized by the Adviser on our behalf). Further, in the ordinary course of our business we or the Adviser engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including wars or terrorist acts;
•
outages due to idiosyncratic issues at specific providers; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our shareholders.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In particular, changes to the laws and regulations governing BDCs or the interpretation of these laws and regulations by the staff of the SEC could disrupt our business model. For example, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, to the extent the reduction in corporate tax rates or limitations on interest expense deductibility impact the credit markets and our portfolio companies. Any changes to the laws and regulations governing our operations or the U.S. federal income tax treatment of our assets may cause us to alter our investment strategy to avail ourselves of new or different opportunities. For more information on tax regulatory risks, see “Risks Related to our Portfolio Company Investments.”

Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Economic and trade sanctions could make it more difficult or costly for us to conduct our operations or achieve our business objectives.

Economic and trade sanctions laws in the United States and other jurisdictions may prohibit us from transacting with or in certain countries and with certain individuals, companies and industry sectors. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces laws, Executive Orders and regulations establishing U.S. sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain sanctions programs prohibit dealing with individuals or entities in certain countries, or certain securities and certain industry sectors regardless of whether relevant individuals or entities appear on the lists maintained by OFAC, which may make it more difficult for us to comply with applicable sanctions. These types of sanctions may significantly restrict or limit our investment activities in certain countries (in particular, certain emerging market countries). We may from time to time be subject to trade sanctions laws and regulations of other jurisdictions, which may be inconsistent with or even seek to prohibit compliance with certain sanctions programs administered by OFAC. The legal uncertainties arising from those conflicts may make it more difficult or costly for us to navigate investment activities that are subject to sanctions administered by OFAC or the laws and regulations of other jurisdictions. Some jurisdictions where the Company or its portfolio companies do business from time to time have adopted measures prohibiting compliance with certain U.S. sanctions programs, which may make compliance with all applicable sanctions impossible.

At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations that prevent us from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. the Company’s refusal to discriminate in this manner could make it more difficult for us to pursue certain investments and engage in certain business activities, and any compliance with such practices could subject us to fines, penalties, and adverse legal and reputational consequences.

The ongoing armed conflicts as a result of the Russian invasion of Ukraine and the conflict in the Middle East may have a material adverse impact on us and our portfolio companies.

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

The effect of global climate change may adversely affect our business and impact the operations of our portfolio companies.

We and our portfolio companies face risks associated with climate change including risks related to the impact of climate- and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

At the portfolio company level, while we have increasingly and substantially sought to invest in sectors that are inherently lower carbon intensity (e.g., business services) which decreases transition risk, there are still individual portfolio companies in these and other sectors that could face transition risk if carbon-related regulations or taxes are implemented. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our portfolio companies that rely on locations in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses that focus on tourism or recreational travel. Additionally, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

We will incur corporate-level U.S. federal income tax costs if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, including as a result of our failure to satisfy the RIC distribution requirements. Although we intend to elect to be treated as a RIC for U.S. federal income tax purposes, we cannot assure investors that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must, among other things, meet the following annual distribution, income source and asset diversification requirements:

•
We must distribute (or be treated as distributing) dividends for tax purposes in each taxable year equal to at least 90% of each of:
•
the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses or, investment company taxable income, if any, for that taxable year; and
•
our net tax-exempt income for that taxable year.

The asset coverage ratio requirements under the 1940 Act and financial covenants under our loan and credit agreements could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, as discussed in more detail below, our income for tax purposes may exceed our available cash flow. If we are unable to obtain cash from other sources, we could fail to satisfy the distribution requirements that apply to a RIC. As a result, we could lose our RIC status and become subject to corporate-level U.S. federal income tax.

•
We must derive at least 90% of our gross income for each taxable year from dividends, interest, gains from the sale of or other disposition of stock or securities or similar sources.
•
We must meet specified asset diversification requirements at the end of each quarter of our taxable year. The need to satisfy these requirements to prevent the loss of RIC status may result in our having to dispose of certain investments quickly on unfavorable terms. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our qualification for tax treatment as a RIC for any reason, the resulting U.S. federal income tax liability could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash and representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or we may engage in transactions, including debt modifications or exchanges, that require us to recognize income without the corresponding receipt of cash. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may not be able to pay distributions to holders of our Common Shares or preferred shares, our distributions to holders of our Common Shares or preferred shares may not grow over time, and a portion of our distributions to holders of our Common Shares or preferred shares may be a return of capital for U.S. federal income tax purposes.

We intend to pay monthly distributions to our shareholders and semi-annual distributions to holders of our Series A Preferred Shares out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to our shareholders will be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our qualification for RIC tax treatment, compliance with applicable BDC regulations, compliance with covenants under our debt financing agreements, if any, and such other factors as our Board may deem relevant from time to time.

The distributions we pay to our shareholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its Common Shares or preferred shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in its Common Shares or preferred shares will generally constitute capital gains to such shareholder.

Shareholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, shareholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to shareholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

Our shareholders may receive Common Shares or preferred shares as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common shares or preferred shares instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in our shares but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow shareholders to elect payment in cash and/or shares of equivalent value. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. If too many shareholders elect to receive cash, the cash available for distribution is required to be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in shares) under a formula provided in the applicable IRS guidance. The number of shares distributed would thus depend on the applicable percentage limitation on cash available for distribution, the shareholders’ individual elections to receive cash or stock, and the value of the shares. Each shareholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. shareholder) on the date the distribution is received in an amount equal to the cash that such shareholder would have received if the entire distribution had been paid in cash, even if the shareholder received all or most of the distribution in shares of our common shares or preferred shares. We currently do not intend to pay distributions in shares of our common shares or preferred shares, but we can offer no assurance that we will not do so in the future.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate Shareholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will qualify starting in tax year 2024 as a publicly offered RIC, but no certainty can be provided whether we will continue to so qualify in future periods. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the Shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such Shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to non-U.S. taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

Certain shareholders may be subject to U.S. dividend withholding tax on our distributions.

A shareholder will be subject to U.S. federal dividend withholding tax on our distributions unless a withholding tax exemption applies. A shareholder may also be subject to U.S. federal withholding tax if it does not comply with applicable U.S. tax requirements to certify its status for U.S. tax purposes. Amounts that are withheld, to the extent in excess of the shareholder’s U.S. federal income tax liability, can generally be recovered by filing a U.S. federal income tax return; however, the administrative burden and cost of filing such a U.S. federal income tax return may outweigh the benefit of recovering such amounts.

To the extent that we do not realize income or choose not to retain after-tax realized net capital gains, we will have a greater need for additional capital to fund our investments and operating expenses.

To maintain our RIC status for U.S. federal income tax purposes, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90% of our investment company taxable income and net tax-exempt income for that taxable year, and may either distribute or retain our realized net capital gains from investments. Unless investors elect to reinvest dividends, earnings that we are required to distribute to shareholders will not be available to fund future investments. Accordingly, we may have insufficient funds to make new and follow-on investments, which could have a material adverse effect on our financial condition and results of operations. Because of the structure and objectives of our business, we may experience operating losses and expect to rely on proceeds from sales of investments, rather than on interest and dividend income, to pay our operating expenses. We cannot assure investors that we will be able to sell our investments and thereby fund our operating expenses.

Changes in tax laws, including the Tax Cuts and Jobs Act may adversely affect our business.

Recent changes to U.S. tax laws, including the Tax Cuts and Jobs Act enacted on December 22, 2017 (“TCJA”) and the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the “CARES Act”) and the Inflation Reduction Act, enacted on August 16, 2022 (the “IRA”) have made significant changes to the U.S. federal income tax system. Among other things, TCJA may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. In addition, the IRA introduced a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations as well as 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. Further changes could be made, including (i) changes to interest deductibility, utility of net operating losses and other provisions of TCJA, (ii) changes to the corporate alternative minimum tax, excise tax on stock repurchases and other provisions of the IRA or (iii) changes pursuant to future legislation or regulatory guidance could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us. Prospective investors are urged to consult with their own advisors about the potential effects of TCJA, IRA, CARES Act and other changes in tax laws on the loan market and about the tax consequences of an investment in us.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company is externally managed by the Adviser and has no employees or internal information systems. Thus, the Company relies on Diameter and other service providers to protect the Company's information from cybersecurity threats. Diameter has processes in place to assess, identify, and manage material risks from cybersecurity threats, including pursuant to its Written Information Security Policy (“WISP”) and Cyber Incident Response Plan (“CIR Plan”, and together with the WISP, the “Plans”). Diameter utilizes a third-party managed service provider to support and manage its information technology framework.

The Plans promote the Company’s cybersecurity infrastructure through policies and procedures relating to, among others, employee responsibilities, data loss prevention, access controls, cyber risk assessments and management, reporting requirements, and electronic communications. Pursuant to the Plans, Diameter also engages external parties as it deems appropriate, including cybersecurity consultants to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company relies on the expertise of legal, information technology and compliance personnel of Diameter and external cybersecurity consultants when identifying and overseeing risks from cybersecurity threats associated with the Company’s use of such entities.

Since the Company’s inception, it has not experienced a cybersecurity incident that has materially affected the Company, its business strategy, its results of operations, or its financial condition.

Board Oversight of Cybersecurity Risks

Diameter’s Chief Compliance Officer, or a designee, reports to the Board periodically, and at least annually, an overview of the Adviser’s cybersecurity structure and any material cyber incidents that occurred with respect to the Company or the Adviser since the last report. Diameter’s Chief Compliance Officer may, in his or her discretion, update the Board regarding Diameter’s cybersecurity program in addition to those periodic reports, including providing notice of material cybersecurity incidents that have occurred.

Management's Role in Cybersecurity Risk Management

Diameter’s Chief Compliance Officer and Chief Operating Officer oversee Diameter’s cybersecurity operations, with the assistance of additional personnel and Diameter’s external managed service provider. Employees that support Diameter’s cybersecurity infrastructure have relevant educational and industry experience, including in technology and cybersecurity risk.

Assessment of Cybersecurity Risk

Diameter conducts annual cyber risk assessments, and penetration tests are conducted by third-party service providers.

All network environment alerts are reviewed by the third-party SOC team then relayed to Diameter’s appointed technology infrastructure employee and its external managed service provider. Pursuant to the CIR Plan, cyber threats will be assessed for their threat level and the appropriate parties will be alerted.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 55 Hudson Yards, 29th Floor, New York, NY 10001 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Shares are not listed for trading on a stock exchange or other securities market and there is not currently, and until any Exchange Listing we do not expect there to be, a public market for our Common Shares, nor can we give any assurance that one will develop.

Our Common Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our Adviser consents to such transfer and (ii) the Common Shares are registered under applicable securities laws or specifically exempted from registration (in which case the common shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our Common Shares and to execute such other instruments or certifications as we may reasonably require.

Holders

As of March 12, 2025, there were 64 holders of record of our Common Shares.

Distributions

The following table summarizes our distributions declared to common shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.500	8,083
December 30, 2024	December 31, 2024	January 31, 2025	0.825	18,885
Total distributions			$2.225	$33,910

We currently intend to make distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

The following table summarizes our distributions declared to preferred shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191	$96
November 6, 2024	December 15, 2024	December 31, 2024	180	90
Total distributions			$371	$186

During the period from December 20, 2023 (commencement of operations) to December 31, 2023, no distributions were declared or paid by the Company.

Distribution Reinvestment

The Company has adopted a DRIP, pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its common shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s common shareholders who have not opted out of its DRIP will have their cash distributions automatically reinvested in additional common shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional common shares will be credited to each participating common shareholder’s account to three decimal places. A participating common shareholder will receive an amount of common shares equal to the amount of the distribution on that participant’s common shares divided by the most recent quarter-end NAV per common share that is available on the date such distribution was paid (unless the Board determines to use the NAV per common share as of another time). Common shareholders who receive distributions in the form of common shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those common shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued common shares to implement the plan. Common shares issued under the DRIP will not reduce outstanding Capital Commitments.

The following table summarizes the amounts and common shares issued to common shareholders who have not opted out of the Company's DRIP for the year ended December 31, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
August 14, 2024	522	20,248
November 14, 2024	780	29,711
Total distributions	$1,404	53,966

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. (Reserved.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All figures in this item are in thousands except share, per share and other data.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in "Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K. The period ended December 31, 2023 represents the period from September 29, 2023 (commencement of operations) to December 31, 2023.

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

We focus on what we consider to be high quality, performing borrowers in stable or growing industries. Our process prioritizes borrower quality, and capital preservation over yield, to select investments that offer current income. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit instruments (including, but not limited to, loans, bonds and other credit instruments, such as first-lien debt, second-lien debt, mezzanine and unsecured debt) of varying maturities, which we refer to as our 80% policy. The Company’s 80% policy with respect to investments in debt instruments is not fundamental and may be changed by our Board without shareholder approval. Shareholders will be provided with sixty (60) days’ notice in the manner prescribed by the SEC before making any change to this policy.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the year ended December 31, 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

The Company commenced operations on December 20, 2023, and did not make any investments during the period from December 20, 2023 to December 31, 2023. As a result, the Company had no investments in the corresponding prior year period with which to compare our investment activities.

Our investment activity is presented below for the year ended December 31, 2024 (information herein is at amortized cost unless otherwise indicated):

Investments:
Total investments, beginning of year	$—
New investments purchased including capitalized PIK interest and dividends	1,354,031
Accretion of discounts	5,642
Investments sold or repaid	(152,531)
Total investments, end of year	$1,207,142
Number of portfolio companies	40
Weighted average yield on debt and income producing investments, at amortized cost	10.49%
Weighted average yield on debt and income producing investments, at fair value	10.41%

Our investments consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,122,966	$1,132,256	93.08%
Common equity	7,500	7,500	0.62
Preferred equity	76,676	76,687	6.30
Total	$1,207,142	$1,216,443	100.00%

As of December 31, 2024, no loans in the portfolio were on non-accrual status.

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

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may take into account the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

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
5.
Portfolio company is underperforming expectations substantially. It is anticipated we will not recoup our initial cost basis and may realize a loss relative to our cost basis at exit. Loan payments are significantly delinquent and fair market value will be reduced to the anticipated recovery.

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	December 31, 2024
1	$86,103
2	1,046,153
3	—
4	—
5	—
Total	$1,132,256

Results of Operations

The following table represents the operating results:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Total investment income	$64,928	$—
Net operating expenses	27,978	841
Net investment income (loss)	36,950	(841)
Net unrealized gains	9,301	—
Net increase (decrease) in net assets resulting from operations	$46,251	$(841)

Investment Income

Investment income was as follows:

For the Year Ended December 31, 2024
Interest income	$63,354
Dividend income	1,343
Fee income	231
Total investment income	$64,928

For the year ended December 31, 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $1,216,443 at fair value at December 31, 2024. We commenced operations on December 20, 2024 and made no investments in the period ended December 31, 2023.

Expenses

Expenses were as follows:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Interest expense	$22,277	$—
Management Fees	7,191	—
Income based Incentive Fees	5,515	—
Administrative services	1,955	5
Professional fees	2,003	81
Board of Trustees’ fees	190	16
Organization costs	—	1,024
Other general and administrative	1,860	22
Amortization of deferred offering costs	773	18
Total operating expenses	41,764	1,166
Management Fees waived	(3,596)	—
Incentive Fees waived	(5,515)	—
Expense support	(4,675)	(325)
Net operating expenses	$27,978	$841

Interest expense for the year ended December 31, 2024 was driven by borrowings in our Revolving Credit Facilities and Repurchase Obligations (each as defined below). Management Fees for the year ended December 31, 2024 were driven by our deployment of capital. For the year ended December 31, 2024, the Adviser waived Management Fees of $3,596. For the year ended December 31, 2024, the Incentive Fees earned related to pre-Incentive Fee net investment income were $5,515, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized depreciation as of year end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

We expect our operating expenses related to our ongoing operations to increase in the next several quarters because of the anticipated growth in the size of our asset base. We expect operating expenses as a percentage of our total assets to decrease during periods of asset growth.

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

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

For the year ended December 31, 2024 and the period ended December 31, 2023, the Company did not incur any U.S. federal excise tax.

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the year ended December 31, 2024, the net unrealized gain on our investment portfolio was $9,301.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of December 31, 2024, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of December 31, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2024, we had an aggregate amount of $674,121 of senior securities outstanding, our asset coverage ratio was 190.2%, and our asset coverage per unit was $1,904. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of December 31, 2024, we had $104,380 in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $1,147,085, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and net investment income for the year. Cash provided by financing activities was $1,248,585 during the year ended December 31, 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities and Repurchase Obligations.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
July 29, 2024	1,969,832	51,298
August 26, 2024	3,591,635	94,410
November 11, 2024	3,111,518	83,147
December 16, 2024	3,581,794	96,673
Total	22,776,214	$593,539

During the year ended December 31, 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2024, we had received Capital Commitments totaling $1,639,580 ($1,039,541 remaining undrawn), of which $32,650 ($20,570 remaining undrawn) was from affiliates of the Adviser.

Distributions

We have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. To maintain RIC status, we must distribute (or be treated as distributing) in each taxable year dividends for tax purposes equal to at least 90 percent of the sum of our:

•
investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•
net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.

As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our shareholders.

We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to corporate-level U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the U.S. federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be treated as distributing) during each calendar year an amount at least equal to the sum of:

•
98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•
98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•
100% of any income or gains recognized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we declare a cash dividend or other distribution, each shareholder that has not “opted out” of our dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of our Common Shares rather than receiving cash dividends. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Borrowings

As of December 31, 2024, we had an aggregate principal amount of $672,621 of net borrowings outstanding.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described “Item 1A. Risk Factors.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2024, 97.3% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$22,351	$9,906	$12,445
Up 100 basis points	11,176	4,953	6,223
Down 100 basis points	(11,176)	(4,953)	(6,223)
Down 200 basis points	(22,351)	(9,906)	(12,445)

(1)
Excludes the impact of Incentive Fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

Diameter Credit Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Diameter Credit Company (the Company), including the consolidated schedule of investments, as of December 31, 2024, the consolidated statement of assets and liabilities as of December 31, 2023, the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and the period from September 29, 2023 (seeding) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024 and the period from September 29, 2023 (seeding) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024, by correspondence with the custodians, brokers and others; when replies were not received from the custodians, brokers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 12, 2025

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost $1,207,142)	$1,216,443	$—
Total investments, at fair value	1,216,443	—
Cash and cash equivalents (restricted cash of $90,308 and $0 at December 31, 2024 and December 31, 2023, respectively)	104,380	2,880
Receivable for investments sold	23,451	—
Interest receivable	8,449	—
Dividends receivable	103	—
Deferred financing costs	2,643	—
Deferred offering costs	26	545
Other assets	25	40
Total Assets	$1,355,520	$3,465
Liabilities
Revolving Credit Facilities	$495,300	$—
Repurchase Obligations	177,321	—
Distributions payable	18,885	—
Payable for investments purchased	43,294	—
Interest payable	7,831	—
Management Fees payable	1,710	—
Due to affiliates	1,868	154
Preferred shareholders dividends payable	—	5
Board of Trustees' fees payable	53	16
Accrued expenses and other liabilities	—	1,136
Total Liabilities	746,262	1,311
Commitments and contingencies (Note 7)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 22,890,180 and 60,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	23	—
Additional paid in capital	595,503	1,356
Distributable earnings (loss)	12,232	(702)
Total Net Assets Applicable to Common Shares	607,758	654
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$1,355,520	$3,465
Net Asset Value Per Common Share	$26.55	$10.90

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$63,354	$—
Dividend income	1,343	—
Fee income	231	—
Total Investment Income	64,928	—
Operating Expenses
Interest expense	22,277	—
Management Fees	7,191	—
Income based Incentive Fees	5,515	—
Administrative services	1,955	5
Professional fees	2,003	81
Board of Trustees’ fees	190	16
Organization costs	—	1,024
Other general and administrative	1,860	22
Amortization of deferred offering costs	773	18
Total Operating Expenses	41,764	1,166
Management Fees waived	(3,596)	—
Incentive Fees waived	(5,515)	—
Expense support	(4,675)	(325)
Net Operating Expenses	27,978	841
Net Investment Income (Loss)	36,950	(841)
Net Unrealized Gains
Net change in unrealized appreciation
Non-controlled/non-affiliated investments	9,301	—
Net Unrealized Gain	9,301	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$46,251	$(841)
Series A Preferred Shares dividends	180	5
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Shareholders	$46,071	$(846)
Earnings (Loss) per Common Share	$4.30	$(14.10)
Weighted average shares of Common Shares outstanding	10,716,342	60,000

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

	Common Shares
	Shares	Par (1)(2)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance as of September 29, 2023 (seeding)	—	$—	$—	$—	$—
Issuance of Common Shares	60,000	—	1,500	—	1,500
Net Decrease in Net Assets Resulting from Operations:
Net investment (loss)	—	—	(144)	(697)	(841)
Series A Preferred Shares dividends	—	—	—	(5)	(5)
Total increase (decrease) for the period from September 29, 2023 (seeding) through December 31, 2023	60,000	—	1,356	(702)	654
Balance at December 31, 2023	60,000	—	1,356	(702)	654
Issuance of Common Shares	22,776,214	23	593,516	—	593,539
Reinvestment of distributions	53,966	—	1,404	—	1,404
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	(773)	37,723	36,950
Net unrealized gain	—	—	—	9,301	9,301
Series A Preferred Shares dividends	—	—	—	(180)	(180)
Common shares distributions from earnings	—	—	—	(33,910)	(33,910)
Total increase for the year ended December 31, 2024	22,830,180	23	594,147	12,934	607,104
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758

(1)
The par amount at December 31, 2023 is less than 1.
(2)
The par amount on reinvestment of distributions is less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$46,251	$(841)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,351,684)	—
Proceeds from principal repayments	152,531	—
Net unrealized (gain) on investments	(9,301)	—
Accretion of discounts	(5,642)	—
Payment in-kind interest capitalized	(1,132)	—
Payment in-kind dividends capitalized	(1,215)	—
Amortization of deferred financing costs	872	—
Amortization of deferred offering costs	773	18
Changes in operating assets and liabilities:
Receivable for investments sold	(23,451)	—
Interest receivable	(8,449)	—
Dividends receivable	(103)	—
Other assets	15	(40)
Payable for investments purchased	43,294	—
Interest payable	7,831	—
Management Fees payable	1,710	—
Due to affiliates	1,714	154
Board of Trustees' fees payable	37	—
Accrued expenses and other liabilities	(1,136)	1,152
Net Cash Provided by (Used in) Operating Activities	(1,147,085)	443
Financing Activities
Proceeds from Repurchase Obligations	231,381	—
Repayments of Repurchase Obligations	(54,060)	—
Borrowings of Revolving Credit Facilities	1,086,600	—
Repayments of Revolving Credit Facilities	(591,300)	—
Deferred financing costs paid	(3,515)	—
Proceeds from issuance of Common Shares, net of deferred offering costs of ($254 and $458 as at December 31, 2024 and December 31, 2023, respectively)	593,285	1,042
Proceeds from issuance of Preferred Shares, net of deferred offering costs of $108 as at December 31, 2023	—	1,395
Distributions paid in cash	(13,806)	—
Net Cash Provided by Financing Activities	1,248,585	2,437
Net Increase in Cash, Cash Equivalents and Restricted Cash	101,500	2,880
Cash, Cash Equivalents and Restricted Cash, Beginning of Year/Period	2,880	—
Cash, Cash Equivalents and Restricted Cash, End of Year/Period	$104,380	$2,880
Supplemental Information and Non-Cash Activities
Interest paid during the year/period	$13,575	$—
Reinvestment of distributions during the year/period	$1,404	$—

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	01/22/2024	9/30/2026	$30,000	$29,784	$30,090
								30,000	29,784	30,090	4.95%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	10/31/2024	10/31/2030	-	(364)	(364)
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(146)	(146)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	9.59%	SOFR	5.00%	10/31/2024	10/31/2030	25,000	24,635	24,636
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	2,126	1,902	1,902
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/10/2031	-	(51)	(51)
Cobalt Service Partners, LLC	(6)	Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	25,588	25,341	25,341
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	10.03%	SOFR	5.00%	01/22/2024	12/18/2028	8,436	8,257	8,427
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	01/22/2024	12/18/2028	-	(52)	(13)
One Silver Serve, LLC	(6)	Term Loan	9.48%	SOFR	5.00%	01/22/2024	12/18/2028	13,944	13,714	13,888
R.R. Donnelley & Sons Company	(6)	Term Loan	9.11%	SOFR	4.75%	08/12/2024	8/8/2029	74,164	72,112	72,235
R.R. Donnelley & Sons Company	(4)(9)	Corporate Bond	10.42%		N/A	07/30/2024	8/1/2029	500	500	508
								149,758	145,848	146,363	24.08%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	-
Kelso Industries, LLC	(6)	Term Loan	10.10%	SOFR	5.75%	12/26/2024	12/30/2029	36,111	35,389	35,389
								36,111	35,389	35,389	5.82%
Diversified Consumer Services
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.26%	SOFR	4.75%	05/31/2024	5/31/2031	7,631	7,550	7,661
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	05/31/2024	5/31/2031	-	(21)	-
Summit Buyer, LLC	(6)	Term Loan	9.08%	SOFR	4.75%	05/31/2024	5/31/2031	35,780	35,616	35,780
								43,411	43,145	43,441	7.15%
Diversified Telecommunication Services
Connect Holding II LLC	(4)(5)(6)(9)	Delayed Draw Term Loan	8.59%	SOFR	4.25%	10/04/2024	4/3/2031	20,601	15,243	16,397
Connect Holding II LLC	(4)(5)(6)(9)	Revolving Line of Credit	8.56%	SOFR	4.25%	10/22/2024	4/3/2031	8,505	7,533	7,594
								29,106	22,776	23,991	3.95%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	4
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	(8)
Trystar, LLC	(6)	Term Loan	9.03%	SOFR	4.50%	08/06/2024	8/6/2031	22,791	22,683	22,745
								22,791	22,645	22,741	3.74%
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	01/22/2024	12/24/2029	-	(5)	28
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	72	54	72
Enverus Holdings, Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	31,729	31,490	32,047
								31,801	31,539	32,147	5.29%

Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	09/06/2024	9/6/2031	$-	$(18)	$27
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	09/06/2024	9/6/2031	-	(19)	-
Eclipse Buyer, Inc.	(6)	Term Loan	9.26%	SOFR	4.75%	09/06/2024	9/6/2031	22,738	22,521	22,784
Rialto Management Group, LLC	(4)(5)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(8)	(8)
Rialto Management Group, LLC	(6)	Term Loan	9.53%	SOFR	5.00%	12/05/2024	12/5/2030	24,167	23,928	23,928
								46,905	46,404	46,731	7.69%
Health Care Equipment & Supplies
Gula Buyer Inc.	(6)	Term Loan	9.55%	SOFR	5.00%	10/25/2024	10/25/2031	49,980	49,372	49,372
								49,980	49,372	49,372	8.12%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	4,869	4,806	4,806
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(52)	(52)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	36,980	36,610	36,610
CSLC MSO Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	07/08/2024	7/6/2029	-	(234)	(7)
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	07/08/2024	7/6/2029	-	(64)	(36)
CSLC MSO Buyer, LLC	(6)	Term Loan	9.93%	SOFR	5.50%	07/08/2024	7/6/2029	36,183	35,612	35,857
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	08/07/2024	8/31/2029	-	(138)	150
								78,032	76,540	77,328	12.72%
Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	01/22/2024	11/11/2030	-	(7)	50
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	11/9/2029	-	(9)	-
Next Holdco, LLC	(6)	Term Loan	10.27%	SOFR	6.00%	01/22/2024	11/11/2030	11,006	10,910	11,116
								11,006	10,894	11,166	1.84%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.58% (4.13% PIK)	SOFR	8.25%	03/27/2024	3/8/2029	25,864	25,542	25,915
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	08/22/2024	8/22/2031	-	(24)	-
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.45%	SOFR	5.00%	08/22/2024	8/22/2030	496	403	446
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	10.02%	SOFR	5.00%	08/22/2024	8/22/2031	42,452	41,652	42,027
								68,812	67,573	68,388	11.25%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	03/15/2024	3/15/2030	-	(19)	-
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	03/15/2024	3/15/2030	-	(27)	-
Accuserve Solutions, Inc.	(6)	Term Loan	10.03%	SOFR	5.25%	03/15/2024	3/15/2030	22,530	22,341	22,530
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.50%	07/25/2024	9/29/2028	389	377	389
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.82%	SOFR	4.50%	07/25/2024	9/29/2028	139	124	126
Galway Borrower LLC	(6)	Term Loan	8.83%	SOFR	4.50%	07/25/2024	9/29/2028	18,886	18,716	18,810
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	9.11%	SOFR	4.75%	03/27/2024	11/24/2028	8,673	8,509	8,779
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	01/22/2024	10/14/2028	17,566	17,449	17,653
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	04/03/2024	4/3/2030	-	(22)	-
SG Acquisition, Inc.	(6)	Term Loan	9.36%	SOFR	4.75%	04/03/2024	4/3/2030	54,037	53,686	54,415
								122,220	121,134	122,702	20.19%

Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/6/2027	$29,775	$29,482	$29,775
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	05/15/2024	5/15/2029	-	(49)	(28)
Questex, LLC	(6)	Term Loan	10.02%	SOFR	5.50%	05/15/2024	5/15/2029	22,059	21,674	21,838
								51,834	51,107	51,585	8.49%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(57)	(57)
AVSC Holding Corp.	(6)	Term Loan	9.36%	SOFR	5.00%	12/05/2024	12/5/2031	27,100	26,566	26,566
								27,100	26,509	26,509	4.36%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/25/2024	11/25/2030	-	(175)	(175)
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(140)	(140)
TCI Buyer LLC	(6)	Term Loan	9.09%	SOFR	4.75%	11/25/2024	11/25/2030	44,873	44,210	44,210
								44,873	43,895	43,895	7.22%
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.52%	SOFR	5.00%	01/22/2024	8/31/2028	29,189	28,917	29,073
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	11/26/2024	11/26/2030	-	(326)	(326)
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(98)	(98)
Crete PA Holdco, LLC	(6)	Term Loan	9.52%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,534	43,534
HowardSimon LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	4.75%	12/13/2024	12/13/2030	12,857	12,570	12,570
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(50)	(50)
HowardSimon LLC	(6)	Term Loan	9.15%	SOFR	4.75%	12/13/2024	12/13/2030	22,689	22,408	22,408
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	08/02/2024	8/2/2030	-	(67)	(34)
RPX Corporation	(6)	Term Loan	10.02%	SOFR	5.50%	08/02/2024	8/2/2030	54,964	54,208	54,580
								163,885	161,096	161,657	26.60%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	5.50%	05/03/2024	5/2/2030	-	(58)	-
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	10.55%	SOFR	5.50%	05/03/2024	5/2/2031	43,331	42,545	42,897
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	07/01/2024	7/1/2031	-	(19)	8
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	07/01/2024	7/1/2031	-	(15)	(5)
CB Buyer, Inc.	(6)	Term Loan	9.61%	SOFR	5.25%	07/01/2024	7/1/2031	14,336	14,203	14,293
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	9/19/2029	-	(8)	-
Hyland Software, Inc.	(6)	Term Loan	10.36%	SOFR	6.00%	01/22/2024	9/19/2030	23,630	23,456	23,866
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/07/2024	11/7/2031	-	(19)	(19)
QBS Parent, Inc.	(6)	Term Loan	9.27%	SOFR	4.75%	11/07/2024	11/7/2031	36,180	36,003	36,003
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	03/01/2024	2/28/2031	-	(330)	160
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	12/06/2024	12/6/2031	-	(53)	(53)
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/06/2024	12/6/2031	-	(8)	(8)
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.47%	SOFR	4.50%	12/06/2024	12/6/2031	21,835	21,619	21,619
								139,312	137,316	138,761	22.83%
Total First Lien Debt								$1,146,937	$1,122,966	$1,132,256	186.30%
Common Equity
Personal Care Products
TCI Buyer LLC - Common Units (75,000 units)					N/A	11/14/2024			$7,500	$7,500
									7,500	7,500
Total Common Equity									7,500	7,500	1.23%

Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,061 shares)	12.50% PIK	N/A	09/06/2024	$6,181	$6,183
				6,181	6,183	1.02%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units (30,400 units)	12.50% PIK	N/A	12/04/2024	30,388	30,385
				30,388	30,385	5.00%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,000 shares)	10.50% PIK	N/A	09/27/2024	25,332	25,344
HIG Intermediate, Inc. - Series A Preferred Shares (15,000 shares)	10.50% PIK	N/A	12/10/2024	14,775	14,775
				40,107	40,119	6.60%
Total Preferred Equity				$76,676	$76,687	12.62%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents				$1,207,142	$1,216,443	200.15%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund				$1,924	$1,924	0.32%
JPMorgan US Government Money Market Fund				1,523	1,523	0.25%
				3,447	3,447
Total Cash and Cash Equivalents				$3,447	$3,447	0.57%
Total Portfolio Investments, Cash and Cash Equivalents				$1,210,589	$1,219,890	200.72%

(1)
The terms “the Company” “we” “us” and “our” mean Diameter Credit Company unless the context specifically requires otherwise. The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may therefore be deemed to be “restricted securities” under the Securities Act. These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the “Board” and the members thereof, each, a “Trustee” and collectively, the “Trustees”). Unless otherwise indicated by endnote 9 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.
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

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Revolving Line of Credit	$3,080
Accuserve Solutions, Inc.	Delayed Draw Term Loan	3,097
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	50,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
AVSC Holding Corp.	Revolving Line of Credit	2,900
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	2,983
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,168
Connect Holding II LLC	Delayed Draw Term Loan	53,581
Connect Holding II LLC	Revolving Line of Credit	3,645
CB Buyer, Inc.	Delayed Draw Term Loan	4,049
CB Buyer, Inc.	Revolving Line of Credit	1,579
Cobalt Service Partners, LLC	Delayed Draw Term Loan	41,991
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	29,679
CSLC MSO Buyer, LLC	Revolving Line of Credit	4,048
Crete PA Holdco, LLC	Delayed Draw Term Loan	44,186
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Enverus Holdings, Inc.	Delayed Draw Term Loan	1,598
Enverus Holdings, Inc.	Revolving Line of Credit	2,360
Galway Borrower LLC	Delayed Draw Term Loan	1,837
Galway Borrower LLC	Revolving Line of Credit	1,525
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	21,284
HowardSimon LLC	Delayed Draw Term Loan	20,420
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
Kelso Industries, LLC	Delayed Draw Term Loan	13,889
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	2,480
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	4,464
Next Holdco, LLC	Delayed Draw Term Loan	2,843
Next Holdco, LLC	Revolving Line of Credit	1,067
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	3,183
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	7,400
QBS Parent, Inc.	Revolving Line of Credit	3,820
Questex, LLC	Revolving Line of Credit	2,830
Rialto Management Group, LLC	Revolving Line of Credit	833
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
RPX Corporation	Revolving Line of Credit	4,898
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Summit Buyer, LLC	Delayed Draw Term Loan	11,915
Summit Buyer, LLC	Revolving Line of Credit	4,565
TCI Buyer LLC	Delayed Draw Term Loan	23,784
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Delayed Draw Term Loan	8,140
Trystar, LLC	Revolving Line of Credit	4,069
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,794
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	30,000
Total Unfunded Commitments		$538,676

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, non-qualifying assets represented 3.16% of total assets as in compliance with regulatory requirements.
(8)
The headquarters of this portfolio company is located in Germany.
(9)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of December 31, 2024. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

Note 1. Organization

In this report, the terms the “Company”, “we”, “us”, and “our” mean Diameter Credit Company and its subsidiaries unless the context specifically requires otherwise. Diameter Credit Company is a Delaware statutory trust formed on February 24, 2022. The Company is a non-diversified, closed-end management investment company that was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). The Company is externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter”). Both the Adviser and Diameter are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). On November 29, 2023, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings LLC ("DCC Holdings I"), a Delaware limited liability company. On February 28, 2024, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings II LLC (“DCC Holdings II”), a Delaware limited liability company. On March 8, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments LLC (“DCC Master”), a Delaware limited liability company. On September 16, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments II LLC (“DCC Master II”), a Delaware limited liability company. On October 3, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments III LLC (“DCC Master III”), a Delaware limited liability company. On November 25, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments IV LLC (“DCC Master IV”), a Delaware limited liability company. The Company commenced operations on December 20, 2023, in connection with the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (“Series A Preferred Shares”). No income was earned and no expenses were incurred by the Company prior to the Company’s commencement of operations.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiaries, DCC Holdings I, DCC Holdings II, DCC Master, DCC Master II, DCC Master III, and DCC Master IV.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than investments in money market funds which are recorded using the published net asset value per share, are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. At December 31, 2024, the Company had an investment in the JPMorgan Federal Money Market Fund totaling $3,447.

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

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the year, net of recoveries, and are recorded within net realized gain (loss) on the Consolidated Statements of Operations, if any.

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the year, and is recorded within net unrealized gains on the Consolidated Statements of Operations.

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

Foreign Currency Transactions

The Company's books and records are maintained in U.S. dollars. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the year; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current year. For the year ended December 31, 2024, the Company recorded $3,509 in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the year ended December 31, 2024, the Company recorded $1,296 in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the year ended December 31, 2024, the Company recorded $1,368 in PIK dividend income.

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

Costs associated with our offering of Common Shares and Series A Preferred Shares of the Company are capitalized as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are being amortized over a twelve-month period from incurrence. These deferred offering costs consist primarily of legal fees and other costs incurred in connection with our offering of Common Shares and our offering of the Series A Preferred Shares.

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

As of December 31, 2024 and December 31, 2023, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company did not incur any U.S. federal excise tax.

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

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information on the effects of the adoption of ASU 2023-07.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On December 12, 2023, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. The Company is currently the only advisory client of the Adviser. Pursuant to the Investment Advisory Agreement, the Company will pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will be borne by the Company’s shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the year ended December 31, 2024, gross assets were measured as the average of gross assets at the initial date that investors were required to purchase Common Shares (the "Effective Date") and at December 31, 2024, adjusted for share issuances during the year.

The Adviser has agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date, which occurred on January 19, 2024.

For the year ended December 31, 2024, Management Fees earned were $7,191, wherein $3,596 of which were waived by the Adviser. As of December 31, 2024, $1,710 was payable to the Adviser relating to Management Fees.

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

For the year ended December 31, 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $5,515, all of which were waived by the Adviser. As of December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the year ended December 31, 2024, no Incentive Fees on capital gains were earned. As of December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the year ended December 31, 2024 and for the period ended December 31, 2023, the Company incurred $1,955 and $5, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $1,545 and $5, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
	$5,000	$—	$5,000

As of December 31, 2024, the Adviser has provided written commitments for Expense Payments for $5,000. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,122,966	$1,132,256	93.08%
Common equity	7,500	7,500	0.62
Preferred equity	76,676	76,687	6.30
Total	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

December 31, 2024
Automobiles	2.47%
Commercial Services & Supplies	12.03
Construction & Engineering	2.91
Diversified Consumer Services	3.57
Diversified Telecommunication Services	1.97
Electrical Equipment	1.87
Energy Equipment & Services	2.64
Financial Services	4.35
Health Care Equipment & Supplies	4.06
Health Care Providers & Services	8.85
Health Care Technology	0.92
Hotels, Restaurants & Leisure	5.62
Insurance	13.39
Interactive Media & Services	4.24
Media	2.18
Personal Care Products	4.23
Professional Services	13.29
Software	11.41
Total	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

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

As of December 31, 2024, no loans in the portfolio were on non-accrual status.

As of December 31, 2024, on a fair value basis, 97.3%, of our performing debt investments bore interest at a floating rate and 2.7% of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to September 30, 2024 without readily available market quotations subject to review by an independent valuation firm. All investments originated after September 30, 2024 were held at amortized cost due to recency of an open market transaction. As of December 31, 2024, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following table presents the fair value hierarchy of financial instruments:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$24,499	$1,107,757	$1,132,256
Common equity	—	—	7,500	7,500
Preferred equity	—	—	76,687	76,687
Money market funds	3,447	—	—	3,447
Total	$3,447	$24,499	$1,191,944	$1,219,890

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of year	$—	$—	$—	$—
Purchases of investments including capitalized PIK interest and dividends	1,246,439	7,500	76,676	1,330,615
Proceeds from principal repayments	(152,301)	—	—	(152,301)
Accretion of discounts	5,682	—	—	5,682
Net unrealized gain	7,937	—	11	7,948
Fair value, end of year	$1,107,757	$7,500	$76,687	$1,191,944
Net unrealized gain included in earnings related to financial instruments still held as of December 31, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$7,937	$—	$11	$7,948

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$700,413	Yield analysis	Discount rate	8.27%	12.34%	9.63%
	407,344	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	7,500	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	31,527	Yield analysis	Discount rate	11.31%	13.23%	11.69%
	45,160	Transaction price	N/A	N/A	N/A	N/A
Total	$1,191,944

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company’s asset coverage was 190.2%.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. On August 7, 2024 and November 20, 2024, the total commitments under the Citi Revolving Credit Facility were upsized from $200,000 to $250,000 and from $250,000 to $300,000, respectively. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024 the Company entered into a revolving credit facility (as subsequently amended on September 11, 2024 and October 2, 2024, the “MS Revolving Credit Facility” and together with the Citi Revolving Credit Facility, the “Revolving Credit Facilities”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.50%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 19, 2029. The total commitments under the MS Revolving Credit Facility are $300,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

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

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by the Macquarie Transaction remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). The Repurchase Obligations are secured by the respective investments that are the subject of the repurchase agreements.

As of December 31, 2024, the Company had outstanding Repurchase Obligations of $177,321. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Action Elevator Intermediate Holdings, LLC	Term Loan	11/4/2024	0.00020834
R.R. Donnelley & Sons Company	Term Loan	11/8/2024	0.00020744
QBS Parent, Inc.	Term Loan	11/12/2024	0.00020729
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Term Loan	11/25/2024	0.00020742
Rialto Management Group, LLC	Term Loan	12/5/2024	0.00020258
TSYL Corporate Buyer, Inc.	Term Loan	12/6/2024	0.00020215
HowardSimon LLC	Term Loan	12/16/2024	0.00019997

The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$300,000	$265,300	$265,300	$34,700	$34,599
MS Revolving Credit Facility	300,000	230,000	230,000	70,000	44,197
Repurchase Obligations	177,321	177,321	177,321	—	—
Total	$777,321	$672,621	$672,621	$104,700	$78,796

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of December 31, 2024, $7,679 of borrowing interest expense and $152 of facility commitment fees were included in interest payable. For the year ended December 31, 2024, the weighted average interest rate on all borrowings outstanding was 7.70%, and the average principal debt outstanding was $289,213.

The components of interest expense were as follows:

For the Year Ended December 31, 2024
Borrowing interest expense	$20,518
Facility commitment fees	887
Amortization of financing costs	872
Total interest expense	$22,277

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $538,676.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2024, the Company had received Capital Commitments totaling $1,639,580 ($1,039,541 remaining undrawn), of which $32,650 ($20,570 remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total common shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
July 29, 2024	1,969,832	51,298
August 26, 2024	3,591,635	94,410
November 11, 2024	3,111,518	83,147
December 16, 2024	3,581,794	96,673
Total	22,776,214	$593,539

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.500	8,083
December 30, 2024	December 31, 2024	January 31, 2025	0.825	18,885
Total distributions			$2.225	$33,910

The following table summarizes the Company’s dividends declared to preferred shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191	$96
November 6, 2024	December 15, 2024	December 31, 2024	180	90
Total distributions			$371	$186

During the period from September 29, 2023 (seeding) to December 31, 2023, no distributions were declared or paid by the Company.

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

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
August 14, 2024	522	20,248
November 14, 2024	780	29,711
Total distributions	$1,404	53,966

Note 9. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S federal excise taxes; and (4) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2024 and for the period ended December 31, 2023, permanent differences were as follows:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Undistributed net investment income	$773	$144
Paid In Capital	(773)	(144)

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2024 and December 31, 2023, there were none.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the year ended December 31, 2024 and for the period ended December 31, 2023:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024 (1)	2023
Net increase (decrease) in net assets resulting from operations	$46,251	$(841)
Net change in unrealized appreciation	(9,301)	—
Other non-deductible expenses and excise taxes	125	716
Taxable/distributable income	$37,075	$(125)

(1) Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.

The components of distributable earnings (loss) as calculated on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Distributable ordinary income	$2,980	$—
Other temporary book/tax differences	(49)	(702)
Net change in unrealized appreciation	9,301	—
Total distributable earnings (loss)	$12,232	$(702)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Gross unrealized appreciation	$9,304	$—
Gross unrealized depreciation	(3)	—
Net change in unrealized appreciation	$9,301	$—
Tax cost of investments	$1,207,142	$—

For the year ended December 31, 2024, there were no material differences between the tax cost of investments and the book cost of investments.

During the year ended December 31, 2024, $34,095 of the dividends declared were derived from ordinary income as determined on a tax basis. During the period ended December 31, 2023, no dividends were declared.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per common share resulting from operations:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$46,071	$(846)
Weighted average shares of Common Shares outstanding	10,716,342	60,000
Earnings (Loss) per Common Share	$4.30	$(14.10)

Note 11. Financial Highlights

The following are the financial highlights:

	For the Year Ended December 31,	For the Period from September 29, 2023 (seeding) through December 31,
Per Share Data (1)	2024	2023
Net asset value per Common Share at beginning of year	$10.90	$25.00
Net investment income (loss)	3.45	(14.01)
Net unrealized gain (2)	0.87	—
Distributions to preferred shareholders	(0.02)	(0.09)
Net increase (decrease) from operations	4.30	(14.10)
Distributions declared	(2.23)	—
Impact of issuance of Common Shares	13.58	—
Total increase in net assets applicable to common shareholders from capital share transactions	11.35	—
Total increase (decrease) in net assets applicable to common shareholders	15.65	(14.10)
Net asset value per Common Share at end of year	$26.55	$10.90
Total return (3)	15.10%	(56.40)%
Ratios to Average Net Assets
Annualized ratio of net investment income (loss) to average net assets applicable to Common Shares (4)	13.35%	(465.94)%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)	15.09%	(496.12)%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)	10.11%	(465.94)%
Portfolio turnover	29.09%	N/A

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

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments.

The chief operating decision maker (the “CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such year that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2024, except as discussed below.

February Common Share Issuance

On February 24, 2025, the Company received $70,392 ($1,306 of which are from affiliates) of proceeds, relating to the issuance of 2,575,953 (47,792 of which are for affiliates) Common Shares.

Citi Revolving Credit Facility Amendment

On January 14, 2025, DCC Holdings entered into Amendment No. 2 (“Amendment No. 2”) to its Citi Revolving Credit Facility. Amendment No. 2 amends the Citi Revolving Credit Facility to, among other things, (i) reduce the interest rate from Term SOFR plus 2.50% to Term SOFR plus 2.20% (ii) increase the maximum commitment from $250,000 to $300,000 and (iii) amend the accordion provision to permit increases to the maximum commitment up to an aggregate amount of $500,000.

Citi Revolving Credit Facility Commitment Increases

On January 29, 2025 and March 4, 2025, the Company utilized the accordion feature of its Citi Revolving Credit Facility to increase total commitments from $300,000 to $350,000 and $350,000 to $400,000, respectively.

MS Revolving Credit Facility Amendment

On January 23, 2025, DCC Holdings II entered into Amendment No. 3 ("Amendment No. 3”) to its MS Revolving Credit Facilities. Amendment No. 3 amends the MS Revolving Credit Facility to, among other things, (i) reduce the interest rate from Term SOFR plus 2.50% to Term SOFR plus 2.25% (ii) increase the maximum commitment from $300,000 to $500,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the year covered by this annual report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the year covered by the annual report on Form 10-K.

(b)
Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees. With respect to interested Trustees that are employed by the Adviser or one of its affiliates, such Trustees shall automatically be deemed removed as a Trustee of the Company simultaneously with the cessation of such Trustee’s employment with the Adviser or its affiliate (for any reason, including termination with or without cause). These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s executive officers, who serve at the discretion of the Board of Trustees.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustees:
Jonathan Lewinsohn	45	Chair of the Board, Trustee	2023
Joseph Carvalho	40	Trustee	2024
Independent Trustees:
Amanda R. Wurtz	47	Trustee	2023
Daniel Kasell	45	Trustee	2023
Steven Bossi	64	Trustee	2024

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Diameter Credit Company, 55 Hudson Yards, Suite 29B, New York, NY 10001.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ben Pasternack	39	Co-Chief Executive Officer
Michael Cohn	52	General Counsel and Chief Compliance Officer
Vishal Sheth	42	Chief Financial Officer

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

Our trustees have been divided into two groups — interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a trustee who is not an “interested person.”

Interested Trustees

Jonathan Lewinsohn is the Chair of the Board of the Company and the Co-Founder and Managing Partner of Diameter Capital Partners. Before starting Diameter Capital Partners, Mr. Lewinsohn was a Senior Managing Director (Partner) at Centerbridge Partners, LP (2013-17), an investment manager focused on distressed and stressed credit, special situations, and private equity. At Centerbridge, Mr. Lewinsohn was active across the firm’s $13 billion credit platform. He led investments and restructurings in multiple industries, including chemicals, energy, financials, healthcare, industrials, infrastructure, mining, munis, retail, and TMT. Many of his investments at Centerbridge combined deep fundamental analysis with process or liability management angles.

Prior to joining Centerbridge, Mr. Lewinsohn was Head of Research (NA) and a permanent member of the IC at Anchorage Capital Group (2007-13). Along with the firm’s three partners, he was the only employee to serve on the IC for all investments across all Anchorage funds. He was accountable for managing most of the firm’s U.S. stressed and distressed positions. As Head of Research,

Mr. Lewinsohn generated and vetted ideas across all of Anchorage’s teams and investment products. He also formulated the Anchorage IC process, supervised a large team of industry-specialist analysts and participated in monthly risk meetings. Mr. Lewinsohn worked closely with Mr. Goodwin to integrate the firm’s research and trading strategies and to develop thematic ideas in the global credit markets. Together Messrs. Lewinsohn and Goodwin created a streamlined process to allow the firm to both proactively and reactively invest in periods of market volatility. Mr. Lewinsohn began his career at Anchorage as a Senior Analyst, leading investments in autos, building products, business services, energy, healthcare, industrials and paper and packaging.

Mr. Lewinsohn has extensive experience investing in corporate restructurings in the United States, Canada, Spain, Germany, the United Kingdom, Australia and New Zealand. He has served on the Board of Directors of Martinrea Honsel, S.A., a joint venture between Anchorage and Martinrea (CAD: MRE) and Boart Longyear Ltd (AUS: BLY).

Mr. Lewinsohn previously served as a law clerk to Judge Richard A. Posner of the U.S. Court of Appeals (2006-07). He began his career at Morgan Stanley in the Mergers & Acquisition Group.

Mr. Lewinsohn received his JD in 2006 from Yale Law School where he was an editor of the Yale Law Journal and published a note on the post-9/11 bailout of the airline industry. He has also been published in the Yale Journal of International Law and Antitrust Law Stories (2007 Foundation Press). Mr. Lewinsohn received his B.A., summa cum laude, from Cornell University’s College of Arts and Sciences in 2002, where he was Phi Beta Kappa and recognized as a Merrill Presidential Scholar for finishing in the top 1% of his class. He served a five year Term Membership at the Council on Foreign Relations and is a member of the Economic Club of New York.

Joseph Carvalho is Co-Head of the Adviser and Co-Chief Executive Officer of the Company. He is also a member of the Adviser’s Investment Committee. Prior to joining the Adviser in 2023, Mr. Carvalho was a Managing Director in the Credit Group at Ares Management from 2018 to 2022, where he focused on sponsored and non-sponsored private credit origination and underwriting. Mr. Carvalho received a B.A. summa cum laude in Economics from the University of the South, where he was Phi Beta Kappa and an M.B.A. from The Wharton School of the University of Pennsylvania.

Independent Trustees

Amanda R. Wurtz most recently provided consulting services for family offices and asset management firms from 2018 to 2021. Prior to that, Ms. Wurtz was the President and CEO at RSL Investments from 2016 to 2018. Prior to joining RSL Investments, Ms. Wurtz was the Head of Family Offices at Providence Equity Partners from 2014 to 2016, and she was the Head of Family Offices, Global Head of Consultant Strategy at Highbridge Capital Management from 2011 to 2013. Earlier in her career, Ms. Wurtz was a Director of Business Development at Argonaut Capital from 2007 to 2011. Ms. Wurtz earned her J.D., with honors, from Cardozo School of Law in 2007 and B.A. in English Literature, with honors, from Brown University in 1999.

Daniel Kasell was most recently the Managing Director and Chief Legal Officer at Square Mile Capital Management, where he worked from June 2010 to October 2022. Prior to his tenure at Square Mile, Mr. Kasell was an Associate at Sullivan & Cromwell LLP in the Commercial Real Estate and Private Equity Groups from September 2005 to June 2010. Mr. Kasell earned his J.D. from the University of Pennsylvania Carey Law School in 2005 and B.A. in Near Eastern Studies from Cornell University in 2002.

Steven Bossi was most recently a Managing Director at Goldman Sachs where he was the Head of Private Credit, External Investment Group (XIG) from 2009 to 2023. Mr. Bossi worked at Goldman Sachs for nearly 15 years after joining in 2009. Prior to his tenure at Goldman Sachs, Mr. Bossi was a Managing Director and chief investment officer of the Deutsche Bank Asset Management hedge fund business and President of DB Investment Managers from 2001 to 2009. Prior to joining Deutsche, Mr. Bossi worked with the Private Finance Group at Aetna Life & Casualty from 1982 to 1992 before joining a family office as chief investment officer. Mr. Bossi earned his M.B.A. from the University of Chicago in 1989 and B.S. from the University of Connecticut in 1982.

Executive Officers Who Are Not Trustees

Ben Pasternack is Co-Head of the Adviser and Co-Chief Executive Officer of the Company. He is also a member of the Adviser’s Investment Committee. Prior to joining the Adviser in 2023, Mr. Pasternack was a Managing Director in the Credit Group at Ares Management from 2020 to 2022, where he focused on sponsored and non-sponsored private credit origination and underwriting. Prior to Ares, Mr. Pasternack was a Director at HPS Investment Partners, where he focused on direct lending and special situations credit investing. Mr. Pasternack began his career as an Analyst at BlackRock, where he held multiple roles in private credit. Mr. Pasternack received a B.A. magna cum laude in Finance from the University of Pennsylvania and an M.B.A. from Wharton School.

Michael Cohn is General Counsel and Chief Compliance Officer of the Company. He is also the Co-Chief Operating Officer & General Counsel of Diameter Capital Partners, where he joined in 2024. Mr. Cohn is a member of Diameter Capital Partners’ Operating and Valuation Committees as well as a non-voting member of the Risk Committee. Prior to joining the Company and Diameter, Mr. Cohn was the Chief Compliance Officer, Chief Regulatory Officer and Deputy General Counsel at Fortress Investment Group from April 2004 to July 2024. Prior to joining Fortress, Mr. Cohn was an Associate at Fried Frank in the white collar, regulatory and enforcement group from 2000 to 2004, and during that time, spent over a year as a secondee in the legal department at Goldman Sachs. Prior to Fried Frank, Mr. Cohn was an Enforcement Attorney with the United States Securities and Exchange Commission from

1998-2000. Mr. Cohn earned a BA with honors from the University of Florida, where he majored in Political Science, and earned a JD from Hofstra University School of Law, where he was Articles Editor of the Hofstra Law Review.

Vishal Sheth is Chief Financial Officer of the Company. Prior to joining the Adviser and the Company in 2023, Mr. Sheth was Head of Alternatives Finance at Fidelity Investments from 2022 to 2023. Prior to Fidelity Investments, Mr. Sheth was Chief Financial Officer at Twin Brook Capital Partners, Angelo Gordon’s middle market direct lending subsidiary, from 2017 to 2021. Prior to Twin Brook, Mr. Sheth was at Fortress Investments, where he focused on public REITs managed by Fortress Investments. Mr. Sheth started his career as an Assurance Associate at PwC. Mr. Sheth received a B.S. summa cum laude in Finance and Accounting from New York University and an M.B.A. from the Tuck School of Business at Dartmouth.

Leadership Structure and Oversight Responsibilities

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements, cybersecurity and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our Adviser and our officers, reviews and monitors the services and activities performed by our investment adviser and our executive officers.

Our Board has designated a chair to preside over the meetings of the Board and to perform other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the chair of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the chair and reorganize the leadership structure, from time to time, based on the criteria that is in our best interests and the best interests of our shareholders at such times.

Mr. Lewinsohn serves as the chair of our Board. We believe that Mr. Lewinsohn’s familiarity with our investment platform and extensive knowledge of the financial services industry qualifies him to serve as the chair of our Board.

Our Board does not currently have a designated lead Independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices will include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, as well as the establishment of a Nominating and Corporate Governance Committee and an Audit Committee, each consisting solely of Independent Trustees for the purposes of the NYSE corporate governance rules and, in the case of the Audit Committee, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During executive sessions, the chairman of the Audit Committee or his designee will act as presiding trustee. In addition, our corporate governance practices include the appointment of our Chief Compliance Officer, with whom the Independent Trustees meet in executive session without the presence of interested trustees and other members of management for administering our compliance policies and procedures. While certain non-management members of our Board currently participate on the boards of directors of other companies, we do not view their participation as excessive or as interfering with their duties on our Board.

Our Board performs its risk oversight function primarily through its committees and monitoring by our Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements. The Audit Committee also discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which will be reviewed by the Board, will address:

•
the adequacy of our compliance policies and procedures and certain of our service providers since the last report;
•
any material changes to these policies and procedures or recommended changes; and
•
any compliance matter that has occurred about which the Board would reasonably need to know to oversee our compliance activities and risks.

In addition, the Chief Compliance Officer meets separately in executive session with the Independent Trustees periodically, typically every quarter, but in no event less than once each year.

We believe that the Board’s role in risk oversight will be effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the 1940 Act on the amount of borrowings, debt securities or preferred stock we may incur or issue. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

Further, we believe that the Board’s structure and practices will enhance its risk oversight because our Independent Trustees separately meet in executive sessions with the Chief Compliance Officer and independent registered public accounting firm without any conflict that could be perceived to discourage critical review.

We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate.

Communications with Trustees

Our Board has established procedures whereby our shareholders and other interested parties may communicate with any member of our Board, the chairman of any of our Board committees or with our non-management trustees as a group by mail addressed to the applicable trustees or trustees group, in the care of the General Counsel and Chief Compliance Officer, Michael Cohn, Diameter Credit Company, 55 Hudson Yards, 29th Floor, New York, NY 10001. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate trustee, or trustees, for review.

In addition, information on how to report issues related to financial statement disclosures, accounting, internal accounting controls or auditing matters to our Board or the Independent Trustees via email is available upon request.

Board Committees

We currently have two standing committees: the Audit Committee and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee operates pursuant to the Audit Committee Charter. The Audit Committee Charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in fulfilling its responsibilities for our accounting and reporting processes and the audits of its financial statements by overseeing and monitoring:

•
the quality and integrity of our financial statements;
•
the adequacy of our system of internal controls;
•
the financial reporting process, including the valuation of investments, the review of the independence and performance of, as well as communicate openly with, our independent registered public accounting firm; and
•
our compliance with legal and regulatory requirements.

Our Audit Committee has the sole authority to approve the engagement, and review the performance of, our independent registered public accounting firm.

Our Board has designated Mr. Kasell and Mr. Bossi as “audit committee financial experts” pursuant to the provisions of Item 407(d)(5) of Regulation S-K, and, pursuant to the Audit Committee Charter, our Audit Committee consists solely of members who are independent trustees for the purposes of the applicable NYSE corporate governance rules and Rule 10A-3 under the Exchange Act.

Mr. Kasell, Ms. Wurtz, and Mr. Bossi are members of the Audit Committee and Mr. Kasell serves as Chair.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates pursuant to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee Charter sets forth the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for:

•
selecting, researching and nominating trustees for election by our shareholders;
•
selecting nominees to fill vacancies on the Board or a committee of the Board;
•
developing and recommending to the Board a set of corporate governance principles; and
•
overseeing the evaluation of the Board and our management.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by a shareholder, if that shareholder complies with the advance notice provisions of our bylaws.

The members of the Nominating and Corporate Governance Committee are Mr. Kasell, Mr. Bossi, and Ms. Wurtz, each of whom is independent for purposes of the NYSE corporate governance rules (which the Company complies with as a best practice), and each of whom is not an “interested person” of the Company, of the Adviser, or of any of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. Ms. Wurtz serves as Chair.

Portfolio Management

Our Adviser is responsible for managing our day-to-day business affairs, including implementing investment policies and strategic initiatives set by the Co-CEOs and managing our portfolio.

The Adviser sources and manages our portfolio through our Co-CEOs and a dedicated team of investment professionals predominantly focused on the Diameter Credit Company strategy. The Diameter Credit Company investment decision-making process is led by the Co-CEOs. The Co-CEOs have substantial experience working together over the duration of their careers in credit origination, underwriting, and management.

Diameter Credit Company also benefits from the combined efforts of the broader Diameter platform. Diameter Capital Partners employs 59 investment professionals based in New York, Florida and London as of Decmeber 31, 2024.

Codes of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit personal investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.

We have also adopted a code of ethics under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”). The SOX Code of Ethics applies to the Company’s principal executive officer and the principal financial officer, and any person who performs a similar function. The SOX Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Insider Trading Policy

The Board has adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

(a)	Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, our Administrator or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

The Company will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of its officers who provide operational and administrative services under the Administration Agreement, their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company. The Company reimburses the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company). See “Item 1 Business” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

(b)	Compensation of Trustees

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each Independent Trustee as follows:

•
a $50,000 annual retainer so long as the Company’s NAV is up to $1 billion;
•
$75,000 so long as the Company’s NAV is between $1 billion—$2 billion;
•
$100,000 if the Company’s NAV exceeds $2 billion;

•
$2,000 for each meeting of the Board attended, whether in person or via video conference;
•
$1,000 for each committee meeting attended; and
•
an additional fee of $10,000 per year for the chair of the Audit Committee and $5,000 per year for the chair of the Nominating and Corporate Governance Committee.

We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee.

The following table sets forth compensation of the Company’s Trustees for the year ended December 31, 2024. No compensation is paid by us to any interested trustee or executive officer of the Company.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation from the Company
Interested Trustees:
Jonathan Lewinsohn	—	—	—	—	—	—	—
Joseph Carvalho	—	—	—	—	—	—	—
Independent Trustees:
Amanda R. Wurtz	57,833	—	—	—	—	—	57,833
Daniel Kasell	62,000	—	—	—	—	—	62,000
Steven Bossi	32,000	—	—	—	—	—	32,000

(1)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our trustees.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 12, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding Common Shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 25,535,954 Common Shares outstanding as of March 12, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Common Shares. Ownership information for those persons who beneficially own 5% or more of our Common Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of class outstanding
5% Owners
AP DLF Offshore Investor, L.P.(2)	5,485,995	24.48%
ICONIQ Capital, LLC (3)	1,584,049	6.20%
Interested Trustees
Jonathan Lewinsohn (4)	159,937	*
Joseph Carvalho	15,600	*
Independent Trustees
Daniel Kasell	—	—
Amanda Wurtz	—	—
Steven Bossi
Executive Officers
Ben Pasternack	15,600	*
Vishal Sheth	2,518	*
Michael Cohn	—	—
All Trustees and Executive Officers as a group (8 persons)	193,656	*

* Represents less than one percent (1.0%)

(1)
The address for each of the trustees and executive officers is c/o Diameter Principal Finance LLC, 55 Hudson Yards, Suite 29B, New York, NY10001.
(2)
The address for AP DLF Offshore Investor, L.P. is 9 West 57th Street, New York, NY 10019.
(3)
BB Holdings BD LP (“BB Holdings”) directly holds the Common Shares reported above. ICONIQ Capital, LLC (“ICONIQ Capital”) is the investment adviser to BB Holdings pursuant to an Investment Management Agreement. ICONIQ Capital exercises sole and complete voting and investment power over the Common Shares held by BB Holdings. ICONIQ Capital Group, L.P. (“ICONIQ Group”) is the sole member of ICONIQ Capital. ICONIQ Capital Group GP, LLC (“ICONIQ Group GP”) is the general partner of ICONIQ Group. Divesh Makan is the Sole Member of ICONIQ Group GP. The business address for ICONIQ Capital, ICONIQ Group, ICONIQ Group GP and Mr. Makan is 50 Beale St., STE 2300, San Francisco, CA 94105.
(4)
Diameter Principal Finance LLC directly holds the 80,000 Common Shares. Diameter Principal Finance LLC is a Delaware limited liability company. The business address for Diameter Principal Finance LLC is 55 Hudson Yards, Suite 29B, New York, NY 10001. Diameter Principal Finance LLC is an indirect wholly-owned subsidiary of Diameter Capital Partners LP. Diameter Capital Partners LP is the sole member of Diameter Principal Finance Holdings LLC, which is the general partner of Diameter Principal Finance Partnership LP. Diameter Principal Finance Partnership LP is the sole member of Diameter Principal Finance LLC. By virtue of Mr. Lewinsohn’s beneficial ownership of Diameter Capital Partners LP, Mr. Lewinsohn may be deemed to beneficially own the Common Shares directly held by Diameter Principal Finance LLC. Mr. Lewinsohn disclaims beneficial ownership of such Common Shares directly held by Diameter Principal Finance LLC except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

(a) Transactions with Related Persons

Advisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we will pay Management Fees and Incentive Fees to the Adviser and the Administration Agreement with the Administrator. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business”. Each of the Advisory Agreement and the Administration Agreement has been approved by the Board of Trustees. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

License Agreement

We have entered into a License Agreement with Diameter Capital Partners that grants us a non-exclusive, royalty-free license to use the mark “Diameter” and any derivative thereof.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Remote-Affiliate Transaction

As of March 12, 2025, the Company has sold 25,412,166 unregistered Common Shares to investors, including feeder vehicles. These Common Shares were sold in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and Regulation S under the Securities Act.

(b) Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

(c) Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Ernst & Young LLP (PCAOB ID No. 42) for the years ended December 31, 2024 and December 31, 2023 was $506,500 and $25,000, respectively.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Ernst & Young LLP for the years ended December 31, 2024 and December 31, 2023 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Tax Fees

Tax fees of $0 and $0 were billed by Ernst & Young LLP for services rendered to the Company for professional tax services for the years ended December 31, 2024 and December 31, 2023, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

All Other Fees

No fees were billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2024 and December 31, 2023.

No fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Ernst & Young LLP for non-audit services for the years ended December 31, 2024 and December 31, 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent auditor (the “Independent Auditor”) in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted policies and procedures, which sets forth the conditions and procedures governing the pre-approval services that the Independent Auditor proposes to provide.

Annual Approval

On an annual basis, at the time of the appointment of the Company’s Independent Auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided in accordance with adopted policies and procedures. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the policies and procedures. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Audit Committee’s Independent Auditor Services Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Ernst & Young LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1) Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 77 of this annual report on Form 10-K.

(2) Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.

(3) Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit Number	Description
3.1

Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No.000-56624) filed on February 7, 2024)

3.2	Bylaws, dated as of December 12, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023)
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).
10.1

Investment Advisory Agreement between the Company and the Adviser, dated as of December 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).

10.2

Administration Agreement between the Company and the Administrator, dated as of December 12, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).

10.3

Trademark and License Agreement between the Company and Diameter Capital Partners LP, dated as of December 16,2023 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No.000-56624) filed on February 7, 2024).

10.4

Distribution Reinvestment Plan, dated as of December 12, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).

10.5

Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser, Dated as of December 12, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10(File No. 000-56624) filed on December 15, 2023).

10.6

Custody Agreement between the Company and Citibank, N.A., dated as of January 2, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No.000-56624) filed on February 7, 2024)

10.7

Credit and Security Agreement, by and among Diameter Credit Company Holdings LLC, as borrower; the Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC,as collateral administrator, dated as of January 10, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)

10.8

Amendment No. 1, dated as of May 22, 2024, to the Credit and Security Agreement, dated as of January 10, 2024,among Diameter Credit Company Holdings LLC, as borrower; Diameter Credit Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A.(acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024)

10.9

Loan and Servicing Agreement, dated as of April 19, 2024, among Diameter Credit Holdings II LLC, as borrower, Diameter Credit Company, as transferor and servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024)

10.10

Amendment No. 1, dated as of September 11, 2024, to the Loan and Servicing Agreement, dated as of April 19, 2024, among Diameter Credit Company Holdings II LLC, as borrower, Diameter Credit Company, as transferor and servicer, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

14.1	Company Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).
14.2	Advisor Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).

14.3*	The Company’s SOX Code of Ethics.
19.1*	Insider Trading Policy and Procedure.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Privacy Policy of the Company
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diameter Credit Company

Date: March 12, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)