Form 10-K/A
period 2024-12-31
Diameter Credit Co
filed 2025-03-13
CIK 1916099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2024
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
of the Exchange Act). YES ☐ NO ☒
There is currently no established public market for the Registrant’s Common Shares of beneficial interest, par value $
0.001
per share (“Common Shares”).
The number of shares of Registrant’s Common Shares outstanding as of March 12, 2025 was 25,535,954.

EXPLANATORY NOTE
Diameter Credit Company (the “Company”, “we”, “us”, and “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the
“Form 10-K”).
The Company inadvertently omitted certain signatures from the signature page that was included with the
Form 10-K.
The Company is filing this Amendment solely to include the revised signature page.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officers and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the
Form 10-K.
Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the
Form 10-K. This
Amendment should be read in conjunction with the
Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
Item 16.
Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diameter Credit Company

Date: March 13, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer and Trustee
(Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2025	By:	/s/ Jonathan Lewinsohn
Jonathan Lewinsohn
Trustee

Date: March 13, 2025	By:	/s/ Amanda R. Wurtz
Amanda R. Wurtz
Trustee

Date: March 13, 2025	By:	/s/ Daniel Kasell
Daniel Kasell
Trustee and Chair of the Audit Committee

Date: March 13, 2025	By:	/s/ Steven Bossi
Steven Bossi
Trustee

4