Form 10-Q
period 2025-03-31
Diameter Credit Co
filed 2025-05-09
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2025, the registrant had 29,037,746 shares of Common Shares, $0.001 par value per share, outstanding.

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
•
uncertainty surrounding global financial stability;
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
•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,526,647 and $1,207,142 at March 31, 2025 and December 31, 2024, respectively)	$1,544,714	$1,216,443
Total investments, at fair value	1,544,714	1,216,443
Cash and cash equivalents (restricted cash of $32,663 and $90,308 at March 31, 2025 and December 31, 2024, respectively)	47,175	104,380
Receivable for investments sold	11,455	23,451
Interest receivable	7,285	8,449
Dividends receivable	1,147	103
Deferred financing costs	6,037	2,643
Deferred offering costs	3	26
Other assets	25	25
Total Assets	$1,617,841	$1,355,520
Liabilities
Revolving Credit Facilities	$707,500	$495,300
Repurchase Obligations	144,046	177,321
Distributions payable	15,960	18,885
Payable for investments purchased	43,160	43,294
Interest payable	9,293	7,831
Management Fees payable	2,290	1,710
Due to affiliates	2,230	1,868
Preferred shareholders dividends payable	45	—
Board of Trustees' fees payable	50	53
Accrued expenses and other liabilities	832	—
Total Liabilities	925,406	746,262
Commitments and contingencies (Note 7)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 25,535,954 and 22,890,180 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	26	23
Additional paid in capital	667,746	595,503
Distributable earnings	23,163	12,232
Total Net Assets Applicable to Common Shares	690,935	607,758
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$1,617,841	$1,355,520
Net Asset Value Per Common Share	$27.06	$26.55

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$33,080	$3,950
Dividend income	2,172	—
Fee income	27	—
Total Investment Income	35,279	3,950
Operating Expenses
Interest expense	13,367	815
Management Fees	4,581	386
Income based Incentive Fees	2,612	523
Administrative services	604	495
Professional fees	494	445
Board of Trustees’ fees	50	38
Other general and administrative	641	231
Amortization of deferred offering costs	22	178
Total Operating Expenses	22,371	3,111
Management Fees waived	(2,291)	(193)
Incentive Fees waived	(2,612)	(523)
Expense support	—	(1,975)
Net Operating Expenses	17,468	420
Net Investment Income before excise and other tax expense	17,811	3,530
Excise and other tax expense	351	—
Net investment income after excise and other tax expense	17,460	3,530
Net Realized and Unrealized Gain
Net realized gain
Non-controlled/non-affiliated investments	710	—
Net realized gain	710	—
Net change in unrealized appreciation
Non-controlled/non-affiliated investments	8,766	584
Net change in unrealized appreciation	8,766	584
Net Realized and Unrealized Gain	9,476	584
Net Increase in Net Assets Resulting from Operations	$26,936	$4,114
Series A Preferred Shares dividends	45	45
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$26,891	$4,069
Earnings per share	$1.12	$1.22
Weighted average shares of Common Shares outstanding	23,967,109	3,325,930

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	2,575,953	3	70,389	—	70,392
Reinvestment of distributions	69,821	—	1,854	—	1,854
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	17,460	17,460
Net realized gain on investments	—	—	—	710	710
Net unrealized gain	—	—	—	8,766	8,766
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(15,960)	(15,960)
Total increase for the three months ended March 31, 2025	2,645,774	3	72,243	10,931	83,177
Balance at March 31, 2025	25,535,954	$26	$667,746	$23,163	$690,935

	Common Shares
	Shares	Par (2)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2023	60,000	$—	$1,356	$(702)	$654
Issuance of Common Shares	4,780,654	5	120,071	—	120,076
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	3,530	3,530
Net unrealized gain	—	—	—	584	584
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(2,178)	(2,178)
Total increase for the three months ended March 31, 2024	4,780,654	5	120,071	1,891	121,967
Balance at March 31, 2024	4,840,654	$5	$121,427	$1,189	$122,621

(1)
The par amount on reinvestment of distributions is less than $1.
(2)
The par amount at December 31, 2023 is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$26,936	$4,114
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(355,393)	(193,041)
Proceeds from principal repayments and sales of investments	38,507	26,504
Net realized (gain) on investments	(710)	—
Net unrealized (gain) on investments	(8,766)	(584)
Accretion of discounts	(1,299)	(89)
Payment in-kind interest capitalized	(610)	(68)
Amortization of deferred financing costs	440	101
Amortization of deferred offering costs	22	178
Changes in operating assets and liabilities:
Receivable for investments sold	11,996	—
Interest receivable	1,164	(982)
Dividends receivable	(1,044)	—
Other assets	—	8
Payable for investments purchased	(134)	—
Interest payable	1,462	601
Management Fees payable	580	193
Due to affiliates	362	705
Board of Trustees' fees payable	(3)	38
Accrued expenses and other liabilities	832	(1,136)
Net Cash Used in Operating Activities	(285,658)	(163,458)
Financing Activities
Proceeds from Repurchase Obligations	39,400	19,600
Repayments of Repurchase Obligations	(72,675)	—
Borrowings of Revolving Credit Facilities	281,000	182,000
Repayments of Revolving Credit Facilities	(68,800)	(71,000)
Deferred financing costs paid	(3,833)	(268)
Proceeds from issuance of Common Shares, net of deferred offering costs of ($0 and $174 as of March 31, 2025 and March 31, 2024, respectively)	70,392	119,902
Distributions paid in cash	(17,031)	—
Net Cash Provided by Financing Activities	228,453	250,234
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(57,205)	86,776
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	104,380	2,880
Cash, Cash Equivalents and Restricted Cash, End of Period	$47,175	$89,656
Supplemental Information and Non-Cash Activities
Interest paid during the period	$11,467	$114
Excise and other taxes paid	$90	$—
Reinvestment of distributions during the period	$1,854	$—

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

1

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	$30,000	$29,814	$30,120
								30,000	29,814	30,120	4.36%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/06/2025	3/6/2027	-	(23)	(23)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	3/06/2025	3/6/2031	-	(51)	(51)
ASP Integrity Acquisition Co LLC	(6)	Term Loan	9.40%	SOFR	5.00%	3/06/2025	3/6/2032	36,923	36,649	36,649
								36,923	36,575	36,575	5.29%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	10/31/2024	10/31/2030	-	(349)	125
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(140)	(50)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	9.24%	SOFR	5.00%	10/31/2024	10/31/2030	25,000	24,651	24,875
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.05%	SOFR	5.00%	10/11/2024	10/14/2031	10,332	10,075	10,060
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/14/2031	-	(49)	(53)
Cobalt Service Partners, LLC	(6)	Term Loan	9.05%	SOFR	5.00%	10/11/2024	10/14/2031	25,588	25,350	25,332
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.42%	SOFR	5.00%	1/22/2024	12/18/2028	8,415	8,246	8,330
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.40%	SOFR	5.00%	1/22/2024	12/18/2028	2,188	2,139	2,156
One Silver Serve, LLC	(6)	Term Loan	9.42%	SOFR	5.00%	1/22/2024	12/18/2028	13,909	13,694	13,770
R.R. Donnelley & Sons Company	(6)	Term Loan	9.07%	SOFR	4.75%	8/12/2024	8/8/2029	73,978	72,040	71,758
R.R. Donnelley & Sons Company	(4)(9)	Corporate Bond	9.50%		N/A	7/30/2024	8/1/2029	500	500	496
								159,910	156,157	156,799	22.69%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	(41)
Kelso Industries, LLC	(6)	Term Loan	10.07%	SOFR	5.75%	12/26/2024	12/30/2029	39,805	39,046	39,089
								39,805	39,046	39,048	5.65%
Diversified Consumer Services
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.05%	SOFR	4.75%	5/31/2024	5/31/2031	10,210	10,119	10,429
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	5/31/2024	5/31/2030	-	(20)	-
Summit Buyer, LLC	(6)	Term Loan	9.05%	SOFR	4.75%	5/31/2024	5/31/2031	35,690	35,533	36,047
								45,900	45,632	46,476	6.73%
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(9)	Delayed Draw Term Loan	8.57%	SOFR	4.25%	10/04/2024	4/3/2031	24,367	19,774	19,032
Connect Holding II LLC	(5)(6)(9)	Revolving Line of Credit	8.57%	SOFR	4.25%	10/22/2024	4/3/2031	8,505	7,533	7,533
Connect Holding II LLC	(6)(9)	Term Loan	8.57%	SOFR	5.00%	1/24/2025	10/3/2031	7,817	6,496	5,968
								40,689	33,803	32,533	4.71%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	8/06/2024	8/6/2031	-	(19)	4
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	8/06/2024	8/6/2031	-	(19)	(8)
Trystar, LLC	(6)	Term Loan	8.79%	SOFR	4.50%	8/06/2024	8/6/2031	22,734	22,630	22,688
								22,734	22,592	22,684	3.28%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	1/22/2024	12/24/2029	$-	$(2)	$8
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	1/22/2024	12/24/2029	-	(17)	-
Enverus Holdings, Inc.	(6)	Term Loan	9.82%	SOFR	5.50%	1/22/2024	12/24/2029	32,640	32,410	32,967
								32,640	32,391	32,975	4.77%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	9/06/2024	9/6/2031	-	(18)	42
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	9/06/2024	9/6/2031	-	(18)	-
Eclipse Buyer, Inc.	(6)	Term Loan	9.06%	SOFR	4.75%	9/06/2024	9/6/2031	22,738	22,529	22,875
Rialto Management Group, LLC	(4)(5)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(8)	(11)
Rialto Management Group, LLC	(6)	Term Loan	9.32%	SOFR	5.00%	12/05/2024	12/5/2030	23,633	23,407	23,326
								46,371	45,892	46,232	6.69%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.25%	3/07/2025	3/7/2032	-	(22)	(22)
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/07/2025	3/7/2032	-	(80)	(80)
BVI Medical, Inc.	(6)	Term Loan	10.57% (1.25% PIK)	SOFR	6.25%	3/07/2025	3/7/2032	66,889	65,899	65,899
Gula Buyer Inc.	(6)	Term Loan	9.32%	SOFR	5.00%	10/25/2024	10/25/2031	49,980	49,394	49,680
								116,869	115,191	115,477	16.71%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	12/19/2024	1/21/2031	5,373	5,307	5,322
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(51)	(41)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.32%	SOFR	5.00%	12/19/2024	1/21/2031	36,888	36,523	36,592
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.81%	SOFR	5.50%	7/08/2024	7/6/2029	18,773	18,411	18,720
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	9.81%	SOFR	5.50%	7/08/2024	7/6/2029	607	547	587
CSLC MSO Buyer, LLC	(6)	Term Loan	9.79%	SOFR	5.50%	7/08/2024	7/6/2029	36,092	35,554	35,912
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.56%	SOFR	5.25%	8/07/2024	8/31/2029	11,829	11,639	11,859
PPV Intermediate Holdings, LLC	(6)	Term Loan	10.06%	SOFR	5.75%	2/07/2025	8/31/2029	18,703	18,703	18,665
								128,265	126,633	127,616	18.47%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.55% (7.25% PIK)	SOFR	8.25%	3/27/2024	3/8/2029	26,131	25,828	26,209
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	8/22/2024	8/22/2031	-	(23)	(7)
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.33% (5.00% PIK)	SOFR	5.00%	8/22/2024	8/22/2030	2,306	2,217	2,242
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.83% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	42,645	41,873	42,090
								71,082	69,895	70,534	10.21%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.53%	SOFR	5.25%	3/15/2024	3/15/2030	$413	$392	$432
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.55%	SOFR	5.25%	3/15/2024	3/15/2030	770	744	770
Accuserve Solutions, Inc.	(6)	Term Loan	9.53%	SOFR	5.25%	3/15/2024	3/15/2030	22,462	22,283	22,596
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	460	448	455
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	544	530	534
Galway Borrower LLC	(6)	Term Loan	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	18,833	18,675	18,720
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	4.75%	3/27/2024	11/24/2028	12,431	12,264	12,518
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.30%	SOFR	5.00%	1/22/2024	10/14/2028	17,539	17,451	17,826
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/03/2024	4/3/2030	-	(21)	-
SG Acquisition, Inc.	(6)	Term Loan	9.06%	SOFR	4.75%	4/03/2024	4/3/2030	53,359	53,029	53,679
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	2/14/2025	4/3/2030	-	(24)	(24)
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	(2)
								126,811	125,769	127,504	18.45%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.82%	SOFR	5.50%	1/22/2024	12/6/2027	29,700	29,433	29,700
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(47)	(17)
Questex, LLC	(6)	Term Loan	9.82%	SOFR	5.50%	5/15/2024	5/15/2029	22,004	21,641	21,872
Twitter, Inc.	(6)(9)	Term Loan	10.95%	SOFR	6.60%	1/24/2025	10/27/2029	88,773	82,768	88,329
Twitter, Inc.	(6)(9)	Term Loan	10.95%		N/A	2/13/2025	10/27/2029	30,200	30,336	31,020
								170,677	164,131	170,904	24.74%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit	9.32%	SOFR	5.00%	12/05/2024	12/5/2029	232	178	186
AVSC Holding Corp.	(6)	Term Loan	9.32%	SOFR	5.00%	12/05/2024	12/5/2031	27,100	26,593	26,666
								27,332	26,771	26,852	3.89%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/25/2024	11/25/2030	-	(168)	(59)
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(134)	(95)
TCI Buyer LLC	(6)	Term Loan	9.07%	SOFR	4.75%	11/25/2024	11/25/2030	44,761	44,127	44,313
								44,761	43,825	44,159	6.39%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.32%	SOFR	5.00%	1/22/2024	8/31/2028	$29,115	$28,863	$29,086
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	11/26/2024	11/26/2030	-	(312)	66
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(94)	(40)
Crete PA Holdco, LLC	(6)	Term Loan	9.32%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,561	43,921
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	9.05%	SOFR	4.75%	12/13/2024	12/13/2030	14,546	14,261	14,331
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(48)	(40)
HowardSimon LLC	(6)	Term Loan	9.05%	SOFR	4.75%	12/13/2024	12/13/2030	22,689	22,418	22,462
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	8/02/2024	8/2/2030	-	(64)	-
RPX Corporation	(6)	Term Loan	9.56%	SOFR	5.25%	8/02/2024	8/2/2030	54,827	54,113	55,375
								165,363	162,698	165,161	23.90%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	5.50%	5/03/2024	5/2/2030	-	(56)	194
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	9.80%	SOFR	5.50%	5/03/2024	5/2/2031	43,222	42,469	44,086
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	7/01/2024	7/1/2031	-	(14)	22
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/01/2024	7/1/2031	-	(14)	-
CB Buyer, Inc.	(6)	Term Loan	9.30%	SOFR	5.25%	7/01/2024	7/1/2031	15,181	15,045	15,211
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/22/2024	9/19/2029	-	(8)	-
Hyland Software, Inc.	(6)	Term Loan	9.32%	SOFR	5.00%	1/22/2024	9/19/2030	23,570	23,405	23,759
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/07/2024	11/7/2031	-	(18)	(11)
QBS Parent, Inc.	(6)	Term Loan	9.05%	SOFR	4.75%	11/07/2024	11/7/2031	39,526	39,339	39,407
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/01/2024	12/7/2028	-	(309)	-
Starlight Parent, LLC	(6)	Term Loan	4.00%	SOFR	4.00%	3/13/2025	3/12/2032	25,000	24,250	24,313
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	12/06/2024	12/6/2031	-	(52)	(108)
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/06/2024	12/6/2031	-	(8)	(22)
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.31%	SOFR	4.50%	12/06/2024	12/6/2031	21,835	21,627	21,617
								168,334	165,656	168,468	24.38%
Total First Lien Debt								$1,474,466	$1,442,471	$1,460,117	211.32%
Equity
Common Equity
Personal Care Products
TCI Buyer LLC - Common Units (75,000 units)					N/A	11/14/2024			$7,500	$7,742
									7,500	7,742
Total Common Equity									7,500	7,742	1.12%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity (continued)
Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,302 shares)			12.50% PIK		N/A	9/06/2024			$6,181	$6,271
									6,181	6,271	0.91%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units (30,692 units)			12.50% PIK		N/A	12/04/2024			30,388	30,397
									30,388	30,397	4.40%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,707 shares)			10.50% PIK		N/A	9/27/2024			25,332	25,412
HIG Intermediate, Inc. - Series A Preferred Shares (15,000 shares)			10.50% PIK		N/A	12/10/2024			14,775	14,775
									40,107	40,187	5.82%
Total Preferred Equity									$76,676	$76,855	11.12%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$1,526,647	$1,544,714	223.57%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(9)								$5,662	$5,662	0.82%
JPMorgan US Government Money Market Fund	(9)								17,124	17,124	2.48%
									22,786	22,786
Total Cash and Cash Equivalents									$22,786	$22,786	3.30%
Total Portfolio Investments, Cash and Cash Equivalents									$1,549,433	$1,567,500	226.87%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(5)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost or fair market value adjustments. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted): r

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$2,684
Accuserve Solutions, Inc.	Revolving Line of Credit	2,310
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	50,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	6,923
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,668
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	2,467
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,168
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	2,917
CB Buyer, Inc.	Delayed Draw Term Loan	3,168
CB Buyer, Inc.	Revolving Line of Credit	1,579
Cobalt Service Partners, LLC	Delayed Draw Term Loan	33,785
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Connect Holding II LLC	Revolving Line of Credit	3,645
Connect Holding II LLC	Delayed Draw Term Loan	38,864
Crete PA Holdco, LLC	Delayed Draw Term Loan	44,186
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	3,440
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	10,905
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Enverus Holdings, Inc.	Delayed Draw Term Loan	607
Enverus Holdings, Inc.	Revolving Line of Credit	2,432
Galway Borrower LLC	Delayed Draw Term Loan	1,765
Galway Borrower LLC	Revolving Line of Credit	1,120
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	17,495
HowardSimon LLC	Delayed Draw Term Loan	18,731
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
Kelso Industries, LLC	Delayed Draw Term Loan	9,944
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	2,480
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	2,653
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	995
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	7,400
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,820
Questex, LLC	Revolving Line of Credit	2,830
Rialto Management Group, LLC	Revolving Line of Credit	833
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
RPX Corporation	Revolving Line of Credit	4,898
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Summit Buyer, LLC	Delayed Draw Term Loan	9,320
Summit Buyer, LLC	Revolving Line of Credit	4,565
TCI Buyer LLC	Delayed Draw Term Loan	23,784
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	4,070
Trystar, LLC	Delayed Draw Term Loan	8,140
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,794
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
World Insurance Associates, LLC	Delayed Draw Term Loan	10,000
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$492,319

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2025

(Amounts in thousands, except share data)

(Unaudited)

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, non-qualifying assets represented 2.65% of total assets as in accordance with regulatory requirements.
(8)
The headquarters of this portfolio company is located in Germany.
(9)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of March 31, 2025. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	01/22/2024	9/30/2026	$30,000	$29,784	$30,090
								30,000	29,784	30,090	4.95%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	10/31/2024	10/31/2030	-	(364)	(364)
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(146)	(146)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	9.59%	SOFR	5.00%	10/31/2024	10/31/2030	25,000	24,635	24,636
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	2,126	1,902	1,902
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/10/2031	-	(51)	(51)
Cobalt Service Partners, LLC	(6)	Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	25,588	25,341	25,341
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	10.03%	SOFR	5.00%	01/22/2024	12/18/2028	8,436	8,257	8,427
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	01/22/2024	12/18/2028	-	(52)	(13)
One Silver Serve, LLC	(6)	Term Loan	9.48%	SOFR	5.00%	01/22/2024	12/18/2028	13,944	13,714	13,888
R.R. Donnelley & Sons Company	(6)	Term Loan	9.11%	SOFR	4.75%	08/12/2024	8/8/2029	74,164	72,112	72,235
R.R. Donnelley & Sons Company	(4)(9)	Corporate Bond	10.42%		N/A	07/30/2024	8/1/2029	500	500	508
								149,758	145,848	146,363	24.08%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	-
Kelso Industries, LLC	(6)	Term Loan	10.10%	SOFR	5.75%	12/26/2024	12/30/2029	36,111	35,389	35,389
								36,111	35,389	35,389	5.82%
Diversified Consumer Services
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.26%	SOFR	4.75%	05/31/2024	5/31/2031	7,631	7,550	7,661
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	05/31/2024	5/31/2031	-	(21)	-
Summit Buyer, LLC	(6)	Term Loan	9.08%	SOFR	4.75%	05/31/2024	5/31/2031	35,780	35,616	35,780
								43,411	43,145	43,441	7.15%
Diversified Telecommunication Services
Connect Holding II LLC	(4)(5)(6)(9)	Delayed Draw Term Loan	8.59%	SOFR	4.25%	10/04/2024	4/3/2031	20,601	15,243	16,397
Connect Holding II LLC	(4)(5)(6)(9)	Revolving Line of Credit	8.56%	SOFR	4.25%	10/22/2024	4/3/2031	8,505	7,533	7,594
								29,106	22,776	23,991	3.95%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	4
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	(8)
Trystar, LLC	(6)	Term Loan	9.03%	SOFR	4.50%	08/06/2024	8/6/2031	22,791	22,683	22,745
								22,791	22,645	22,741	3.74%
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	01/22/2024	12/24/2029	-	(5)	28
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	72	54	72
Enverus Holdings, Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	31,729	31,490	32,047
								31,801	31,539	32,147	5.29%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	09/06/2024	9/6/2031	$-	$(18)	$27
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	09/06/2024	9/6/2031	-	(19)	-
Eclipse Buyer, Inc.	(6)	Term Loan	9.26%	SOFR	4.75%	09/06/2024	9/6/2031	22,738	22,521	22,784
Rialto Management Group, LLC	(4)(5)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(8)	(8)
Rialto Management Group, LLC	(6)	Term Loan	9.53%	SOFR	5.00%	12/05/2024	12/5/2030	24,167	23,928	23,928
								46,905	46,404	46,731	7.69%
Health Care Equipment & Supplies
Gula Buyer Inc.	(6)	Term Loan	9.55%	SOFR	5.00%	10/25/2024	10/25/2031	49,980	49,372	49,372
								49,980	49,372	49,372	8.12%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	4,869	4,806	4,806
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(52)	(52)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	36,980	36,610	36,610
CSLC MSO Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	07/08/2024	7/6/2029	-	(234)	(7)
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	07/08/2024	7/6/2029	-	(64)	(36)
CSLC MSO Buyer, LLC	(6)	Term Loan	9.93%	SOFR	5.50%	07/08/2024	7/6/2029	36,183	35,612	35,857
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	08/07/2024	8/31/2029	-	(138)	150
								78,032	76,540	77,328	12.72%
Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	01/22/2024	11/11/2030	-	(7)	50
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	11/9/2029	-	(9)	-
Next Holdco, LLC	(6)	Term Loan	10.27%	SOFR	6.00%	01/22/2024	11/11/2030	11,006	10,910	11,116
								11,006	10,894	11,166	1.84%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.58% (4.13% PIK)	SOFR	8.25%	03/27/2024	3/8/2029	25,864	25,542	25,915
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	08/22/2024	8/22/2031	-	(24)	-
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.45%	SOFR	5.00%	08/22/2024	8/22/2030	496	403	446
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	10.02%	SOFR	5.00%	08/22/2024	8/22/2031	42,452	41,652	42,027
								68,812	67,573	68,388	11.25%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	03/15/2024	3/15/2030	$-	$(19)	$-
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	03/15/2024	3/15/2030	-	(27)	-
Accuserve Solutions, Inc.	(6)	Term Loan	10.03%	SOFR	5.25%	03/15/2024	3/15/2030	22,530	22,341	22,530
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.50%	07/25/2024	9/29/2028	389	377	389
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.82%	SOFR	4.50%	07/25/2024	9/29/2028	139	124	126
Galway Borrower LLC	(6)	Term Loan	8.83%	SOFR	4.50%	07/25/2024	9/29/2028	18,886	18,716	18,810
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	9.11%	SOFR	4.75%	03/27/2024	11/24/2028	8,673	8,509	8,779
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	01/22/2024	10/14/2028	17,566	17,449	17,653
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	04/03/2024	4/3/2030	-	(22)	-
SG Acquisition, Inc.	(6)	Term Loan	9.36%	SOFR	4.75%	04/03/2024	4/3/2030	54,037	53,686	54,415
								122,220	121,134	122,702	20.19%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/6/2027	29,775	29,482	29,775
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	05/15/2024	5/15/2029	-	(49)	(28)
Questex, LLC	(6)	Term Loan	10.02%	SOFR	5.50%	05/15/2024	5/15/2029	22,059	21,674	21,838
								51,834	51,107	51,585	8.49%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(57)	(57)
AVSC Holding Corp.	(6)	Term Loan	9.36%	SOFR	5.00%	12/05/2024	12/5/2031	27,100	26,566	26,566
								27,100	26,509	26,509	4.36%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/25/2024	11/25/2030	-	(175)	(175)
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(140)	(140)
TCI Buyer LLC	(6)	Term Loan	9.09%	SOFR	4.75%	11/25/2024	11/25/2030	44,873	44,210	44,210
								44,873	43,895	43,895	7.22%
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.52%	SOFR	5.00%	01/22/2024	8/31/2028	29,189	28,917	29,073
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	11/26/2024	11/26/2030	-	(326)	(326)
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(98)	(98)
Crete PA Holdco, LLC	(6)	Term Loan	9.52%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,534	43,534
HowardSimon LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	4.75%	12/13/2024	12/13/2030	12,857	12,570	12,570
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(50)	(50)
HowardSimon LLC	(6)	Term Loan	9.15%	SOFR	4.75%	12/13/2024	12/13/2030	22,689	22,408	22,408
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	08/02/2024	8/2/2030	-	(67)	(34)
RPX Corporation	(6)	Term Loan	10.02%	SOFR	5.50%	08/02/2024	8/2/2030	54,964	54,208	54,580
								163,885	161,096	161,657	26.60%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	5.50%	05/03/2024	5/2/2030	$-	$(58)	$-
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	10.55%	SOFR	5.50%	05/03/2024	5/2/2031	43,331	42,545	42,897
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	07/01/2024	7/1/2031	-	(19)	8
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	07/01/2024	7/1/2031	-	(15)	(5)
CB Buyer, Inc.	(6)	Term Loan	9.61%	SOFR	5.25%	07/01/2024	7/1/2031	14,336	14,203	14,293
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	9/19/2029	-	(8)	-
Hyland Software, Inc.	(6)	Term Loan	10.36%	SOFR	6.00%	01/22/2024	9/19/2030	23,630	23,456	23,866
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/07/2024	11/7/2031	-	(19)	(19)
QBS Parent, Inc.	(6)	Term Loan	9.27%	SOFR	4.75%	11/07/2024	11/7/2031	36,180	36,003	36,003
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	03/01/2024	2/28/2031	-	(330)	160
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	12/06/2024	12/6/2031	-	(53)	(53)
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/06/2024	12/6/2031	-	(8)	(8)
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.47%	SOFR	4.50%	12/06/2024	12/6/2031	21,835	21,619	21,619
								139,312	137,316	138,761	22.83%
Total First Lien Debt								$1,146,937	$1,122,966	$1,132,256	186.30%
Equity
Common Equity
Personal Care Products
TCI Buyer LLC - Common Units (75,000 units)					N/A	11/14/2024			$7,500	$7,500
									7,500	7,500
Total Common Equity									7,500	7,500	1.23%
Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,061 shares)			12.50% PIK		N/A	09/06/2024			6,181	6,183
									6,181	6,183	1.02%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units (30,400 units)			12.50% PIK		N/A	12/04/2024			30,388	30,385
									30,388	30,385	5.00%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,000 shares)			10.50% PIK		N/A	09/27/2024			25,332	25,344
HIG Intermediate, Inc. - Series A Preferred Shares (15,000 shares)			10.50% PIK		N/A	12/10/2024			14,775	14,775
									40,107	40,119	6.60%
Total Preferred Equity									$76,676	$76,687	12.62%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$1,207,142	$1,216,443	200.15%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(9)								$1,924	$1,924	0.32%
JPMorgan US Government Money Market Fund	(9)								1,523	1,523	0.25%
									3,447	3,447
Total Cash and Cash Equivalents									$3,447	$3,447	0.57%
Total Portfolio Investments, Cash and Cash Equivalents									$1,210,589	$1,219,890	200.72%

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

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest, par value $0.001 per share (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout the initial closing period and may be offered from time to time thereafter. The initial closing (the “Initial Closing”) for the acceptance of Subscription Agreements (defined below) occurred on December 21, 2023. Subsequent closings may occur at the beginning of any calendar quarter (or such other times as may be determined by the Adviser in its sole discretion) until (and including) the 12-month anniversary date of the Initial Closing, which may be extended for two (2) additional six-month periods by the Adviser. The Adviser has elected to extend the initial Private Offering period by an additional twelve-months and subsequent closings may now occur until (and including) December 21, 2025. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to the investors.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiaries, DCC Holdings I, DCC Holdings II, DCC Master, DCC Master II, DCC Master III, and DCC Master IV, which have been determined to be “investment company subsidiaries”.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than investments in money market funds which are recorded using the published net asset value per share, are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. At March 31, 2025 and December 31, 2024, the Company had an investment in the JPMorgan Federal Money Market Fund totaling $22,786 and $3,447, respectively.

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

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and are recorded within net realized gain on the Consolidated Statements of Operations, if any.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025 and 2024, the Company recorded $160 and $675, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2025 and 2024, the Company recorded $958 and $68, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2025 and 2024, the Company recorded $1,530 and $0, respectively, in PIK dividend income.

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

As of March 31, 2025 and December 31, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three months ended March 31, 2025 and 2024, the Company incurred U.S. federal excise tax amounting to $90 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2025 and 2024, we recorded a net tax expense of $261 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods and the payable is recorded within accrued expenses and other liabilities.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the three months ended March 31, 2024, gross assets were measured as the average of gross assets at January 19, 2024, which was the initial date that investors were required to purchase Common Shares (the "Effective Date") and at March 31, 2025 and 2024, adjusted for share issuances during the quarter.

The Adviser agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date.

For the three months ended March 31, 2025 and 2024, Management Fees earned were $4,581 and $386, respectively, $2,291 and $193 of which were waived by the Adviser. As of March 31, 2025 and December 31, 2024, $2,290 and $1,710, respectively, was payable to the Adviser relating to Management Fees.

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

For the three months ended March 31, 2025 and 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $2,612 and $523, respectively, all of which were waived by the Adviser. As of March 31, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three months ended March 31, 2025 and 2024, no Incentive Fees on capital gains were earned. As of March 31, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three months ended March 31, 2025 and 2024, the Company incurred $604 and $495, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $1,993 and $1,545, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
	$5,000	$—	$5,000

As of March 31, 2025, the Adviser has provided written commitments for Expense Payments for $5,000. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,442,471	$1,460,117	94.52%	$1,122,966	$1,132,256	93.08%
Common equity	7,500	7,742	0.50	7,500	7,500	0.62
Preferred equity	76,676	76,855	4.98	76,676	76,687	6.30
Total	$1,526,647	$1,544,714	100.00%	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Automobiles	1.95%	2.47%
Chemicals	2.37	—
Commercial Services & Supplies	10.15	12.03
Construction & Engineering	2.53	2.91
Diversified Consumer Services	3.01	3.57
Diversified Telecommunication Services	2.11	1.97
Electrical Equipment	1.47	1.87
Energy Equipment & Services	2.13	2.64
Financial Services	3.40	4.35
Health Care Equipment & Supplies	7.48	4.06
Health Care Providers & Services	10.21	8.85
Health Care Technology	—	0.92
Hotels, Restaurants & Leisure	4.57	5.62
Insurance	10.86	13.39
Interactive Media & Services	11.06	4.24
Media	1.74	2.18
Personal Care Products	3.36	4.23
Professional Services	10.69	13.29
Software	10.91	11.41
Total	100.00%	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,413	$44,279	2.87%
United States	1,484,234	1,500,435	97.13
Total	$1,526,647	$1,544,714	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

As of March 31, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of March 31, 2025 and December 31, 2024, on a fair value basis, 95.8% and 97.3%, respectively, of our performing debt investments bore interest at a floating rate and 4.2% and 2.7%, respectively, of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2025 and 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to December 31, 2024 without readily available market quotations subject to review by an independent valuation firm. All investments originated after December 31, 2024 were held at amortized cost due to recency of an open market transaction. As of March 31, 2025 and December 31, 2024, all money market funds included in cash, cash equivalents, and restricted cash were valued using Level 1 inputs.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the fair value hierarchy of financial instruments:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$176,690	$1,283,427	$1,460,117
Common equity	—	—	7,742	7,742
Preferred equity	—	—	76,855	76,855
Money market funds	22,786	—	—	22,786
Total	$22,786	$176,690	$1,368,024	$1,567,500

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$24,499	$1,107,757	$1,132,256
Common equity	—	—	7,500	7,500
Preferred equity	—	—	76,687	76,687
Money market funds	3,447	—	—	3,447
Total	$3,447	$24,499	$1,191,944	$1,219,890

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2025
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	185,954	—	—	185,954
Proceeds from principal repayments and sales of investments	(15,853)	—	—	(15,853)
Accretion of discounts	858	—	—	858
Net realized gain	163	—	—	163
Net unrealized gain	4,548	242	168	4,958
Fair value, end of period	$1,283,427	$7,742	$76,855	$1,368,024
Net unrealized gain included in earnings related to financial instruments still held as of March 31, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$4,836	$242	$168	$5,246

	Three Months Ended March 31, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments including capitalized PIK interest and dividends	193,109	—	—	193,109
Proceeds from principal repayments and sales of investments	(26,504)	—	—	(26,504)
Accretion of discounts	89	—	—	89
Net unrealized gain	584	—	—	584
Fair value, end of period	$167,278	$—	$—	$167,278
Net unrealized gain included in earnings related to financial instruments still held as of March 31, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$584	$—	$—	$584

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

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,162,417	Yield analysis	Discount rate	8.10%	11.85%	9.31%
	121,010	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	7,742	Market Approach	Performance Multiple	14.00x	14.00x	14.00x
Investments in preferred equity	76,855	Yield analysis	Discount rate	11.28%	12.98%	12.11%
Total	$1,368,024

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$700,413	Yield analysis	Discount rate	8.27%	12.34%	9.63%
	407,344	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	7,500	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	31,527	Yield analysis	Discount rate	11.31%	13.23%	11.69%
	45,160	Transaction price	N/A	N/A	N/A	N/A
Total	$1,191,944

(1)
Weighted averages are calculated based on fair value of investments as of the measurement date.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025 and December 31, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2025 and December 31, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 181.0% and 190.2%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024 and January 14, 2025, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.20%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $400,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Credit Facility to $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024 the Company entered into a revolving credit facility (as subsequently amended on September 11, 2024, October 2, 2024 and January 23, 2025, the “MS Revolving Credit Facility” and together with the Citi Revolving Credit Facility, the “Revolving Credit Facilities”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.25%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 19, 2029. The total commitments under the MS Revolving Credit Facility are $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

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

In accordance with ASC Topic 860, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investments financed by the Macquarie Transaction remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligations”). The Repurchase Obligations are secured by the respective investment that are the subject of the repurchase agreements.

As of March 31, 2025 and December 31, 2024, the Company had outstanding Repurchase Obligations of $144,046 and $177,321, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Action Elevator Intermediate Holdings, LLC	Term Loan	1/31/2025	0.00019838
QBS Parent, Inc.	Term Loan	2/10/2025	0.00019874
BVI Medical, Inc.	Term Loan	3/5/2025	0.00019864
TSYL Corporate Buyer, Inc.	Term Loan	3/6/2025	0.00019824
HowardSimon LLC	Term Loan	3/14/2025	0.00019861

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$400,000	$357,000	$357,000	$43,000	$20,699
MS Revolving Credit Facility	500,000	350,500	350,500	149,500	23,064
Repurchase Obligations	144,046	144,046	144,046	—	—
Total	$1,044,046	$851,546	$851,546	$192,500	$43,763

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$300,000	$265,300	$265,300	$34,700	$34,599
MS Revolving Credit Facility	300,000	230,000	230,000	70,000	44,197
Repurchase Obligations	177,321	177,321	177,321	—	—
Total	$777,321	$672,621	$672,621	$104,700	$78,796

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of March 31, 2025 and December 31, 2024, $9,062 and $7,679, respectively, of borrowing interest expense and $231 and $152, respectively, of facility commitment fees were included in interest payable. For the three months ended March 31, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.77% and 8.26%, respectively, and the average principal debt outstanding was $751,139 and $36,571, respectively.

The components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$12,720	$511
Facility commitment fees	207	203
Amortization of financing costs	440	101
Total interest expense	$13,367	$815

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded delayed draw terms loans and revolving lines of credit in the aggregate principal amount of $492,319 and $538,676, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of March 31, 2025 and December 31, 2024, the Company had uncalled equity commitments in the aggregate amount of $7,600 and $7,600, respectively.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $1,667,480 and $1,639,580 respectively, ($1,002,049 and $1,039,541, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($19,264 and $20,570, respectively, remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960

The following table summarized the Company's distributions declared to common shareholders for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178

During the three months ended March 31, 2025 and 2024, no dividends were declared or paid to preferred shareholders by the Company.

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

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the three months ended March 31, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821

For the three months ended March 31, 2024, no shares were issued to shareholders under the Company's DRIP.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	Three Months Ended March 31,
	2025	2024
Net increase in net assets resulting from operations applicable to common shareholders	$26,891	$4,069
Weighted average shares of Common Shares outstanding	23,967,109	3,325,930
Earnings per Common Share	$1.12	$1.22

Note 10. Financial Highlights

The following are the financial highlights:

	Three Months Ended March 31,
Per Share Data (1)	2025	2024
Net asset value per Common Share at beginning of period	$26.55	$10.90
Net investment income	0.73	1.06
Net realized and unrealized gain (2)	0.39	0.17
Dividends to preferred shareholders (5)	(0.00)	(0.01)
Net increase from operations	1.12	1.22
Distributions declared	(0.63)	(0.45)
Impact of issuance of Common Shares	0.02	13.66
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	(0.61)	13.21
Total increase in net assets applicable to common shareholders	0.51	14.43
Net asset value per Common Share at end of period	$27.06	$25.33
Total return (3)	4.29%	3.12%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to Common Shares (4)	11.14%	17.88%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)	14.26%	15.76%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)	11.14%	2.13%
Portfolio turnover	2.79%	26.05%

(1)
The per share data was derived by using the weighted average common shares outstanding during the period except for distributions declared to common shareholders which is based on actual rate per share.
(2)
Net change in unrealized and realized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per common share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations.
(3)
Total return is calculated as the change in net asset value per common share during the period, plus distributions per common share (assuming dividends and distributions are reinvested in accordance with the Company's distribution reinvestment plan). Total returns of less than 1 year are not annualized.
(4)
The amounts reflected do not reflect the effect of dividend payments to preferred shareholders.
(5)
Amount rounds to less than $0.01

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments.

The chief operating decision maker (the “CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2025, except as discussed below.

April Common Share Issuance

On April 21, 2025, the Company received $94,813 ($1,633 of which are from affiliates) of proceeds, relating to the issuance of 3,501,792 (60,294 of which are for affiliates) Common Shares.

Series A Preferred Share Dividend Declaration

On May 8, 2025, the Board declared a distribution of $180.00 per Series A Preferred Share to preferred shareholders of record as of June 15, 2025, which is payable on June 30, 2025.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2025 and 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended March 31, 2025 and 2024 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$1,207,142	$—
New investments purchased including capitalized PIK interest and dividends	356,003	193,109
Accretion of discounts	1,299	89
Investments sold or repaid	(37,797)	(26,504)
Total investments, end of period	$1,526,647	$166,694
Number of portfolio companies	44	14
Weighted average yield on debt and income producing investments, at amortized cost	10.46%	12.70%
Weighted average yield on debt and income producing investments, at fair value	10.34%	12.66%

Our investments consisted of the following:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,442,471	$1,460,117	94.52%	$1,122,966	$1,132,256	93.08%
Common equity	7,500	7,742	0.50	7,500	7,500	0.62
Preferred equity	76,676	76,855	4.98	76,676	76,687	6.30
Total	$1,526,647	$1,544,714	100.00%	$1,207,142	$1,216,443	100.00%

As of March 31, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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
5.
Portfolio company is underperforming below expectations substantially. It is anticipated we will not recoup our initial cost basis and may realize a loss relative to our cost basis at exit. Loan payments are significantly delinquent and fair market value will be reduced to the anticipated recovery.

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	March 31, 2025	December 31, 2024
1	$98,159	$86,103
2	1,361,958	1,046,153
3	—	—
4	—	—
5	—	—
Total	$1,460,117	$1,132,256

Results of Operations

The following table represents the operating results:

	Three Months Ended March 31,
	2025	2024
Total investment income	$35,279	$3,950
Net operating expenses	17,468	420
Net investment income before excise and other tax expense	17,811	3,530
Excise and other tax expense	351	—
Net investment income after excise and other tax expense	17,460	3,530
Net unrealized gain	8,766	584
Net realized gain	710	—
Net increase in net assets resulting from operations	$26,936	$4,114

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2025	2024
Interest income	$33,080	$3,950
Dividend income	2,172	—
Fee income	27	—
Total investment income	$35,279	$3,950

For the three months ended March 31, 2025 and 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $1,544,714 and $167,278, respectively, at fair value at March 31, 2025 and 2024.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$13,367	$815
Management Fees	4,581	386
Income based Incentive Fees	2,612	523
Administrative services	604	495
Professional fees	494	445
Board of Trustees’ fees	50	38
Other general and administrative	641	231
Amortization of deferred offering costs	22	178
Total operating expenses	22,371	3,111
Management Fees waived	(2,291)	(193)
Incentive Fees waived	(2,612)	(523)
Expense support	—	(1,975)
Net operating expenses	17,468	420
Excise and other tax expense	351	—
Net expenses	$17,819	$420

Interest expense for the three months ended March 31, 2025 and 2024 was driven by borrowings in our Revolving Credit Facilities and Repurchase Obligations. Management Fees for the three months ended March 31, 2025 and 2024 were driven by our deployment of capital. For the three months ended March 31, 2025 and 2024, the Adviser waived Management Fees of $2,291, and $193 respectively. For the three months ended March 31, 2025 and 2024, the Incentive Fees earned related to pre-Incentive Fee net investment income were $2,612 and 523, respectively, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see Note 3. Agreements and Related Party Transactions in the notes to our unaudited consolidated financial statements.

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

For the three months ended March 31, 2025 and 2024, the Company incurred U.S. federal excise tax amounting to $90 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2025 and 2024, we recorded a net tax expense of $261 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025 and 2024, the net change in unrealized gain on our investment portfolio was $8,766 and $584, respectively.

Net Realized Gain

The realized gains on fully exited and partially exited investments for the three months ended March 31, 2025 and 2024 were $710 and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of March 31, 2025 and December 31, 2024, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of March 31, 2025 and December 31, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2025 and December 31, 2024, we had an aggregate amount of $853,046 and $674,121, respectively, of senior securities outstanding, our asset coverage ratio was 181.0% and 190.2%, respectively, and our asset coverage per unit was $1,812 and $1,904, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of March 31, 2025 and December 31, 2024, we had $47,175 and $104,380, respectively, in cash and cash equivalents. During the three months ended March 31, 2025 and 2024, cash used in operating activities was $285,658 and $163,458, respectively, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and net investment income for the period. Cash provided by financing activities was $228,453 and $250,234, respectively, during the three months ended March 31, 2025 and 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities which was partially offset by net repayments on our Repurchase Obligations.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	$94,130
March 11, 2024	1,015,454	25,946
Total	4,780,654	$120,076

During the three months ended March 31, 2025 and 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2025 and December 31, 2024, we had received Capital Commitments totaling $1,667,480 and $1,639,580 ($1,002,049 and $1,039,541 remaining undrawn), respectively, of which $32,650 and $32,650 ($19,264 and $20,570 remaining undrawn), respectively, was from affiliates of the Adviser.

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

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement. We have paid $90 in U.S. federal excise tax related to the 2024 tax year.

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

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

Borrowings

As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $851,546 and $672,621, respectively, of net borrowings outstanding.

For additional information on our debt obligations see “Note 6. Borrowings” in the notes to our unaudited consolidated financial statements.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
Expense Support Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Note 3. Agreements and Related Party Transactions” in the notes to our unaudited consolidated financial statements.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting estimates.

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

Any changes to the valuation methodology are reviewed by management and our Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, we will continue to refine its valuation methodologies. See further description of fair value methodology in “Note 5. Fair Value Measurements” in the notes to our unaudited consolidated financial statements.

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

As of March 31, 2025, 95.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025 the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	March 31, 2025
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$38,122	$17,031	$21,091
Up 100 basis points	19,061	8,515	10,545
Down 100 basis points	(19,061)	(8,515)	(10,545)
Down 200 basis points	(38,122)	(17,031)	(21,091)

(1)
Excludes the impact of Incentive Fees. See Note 3. Agreements and Related Party Transactions in the notes to our unaudited consolidated financial statements.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors discussed in Part I., Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to "Note 8. Net Assets" in the notes to the unaudited consolidated financial statements in this quarterly report on Form 10-Q for issuances of our shares during the quarter and proceeds received in connection therewith. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No.
000-56624) filed on February 7, 2024)

3.2	Bylaws, dated as of December 12, 2023 (incorporated by reference to Exhibit 3.3 to the Company’sAmendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)
10.1

Amendment No. 2, dated as of January 14, 2025, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the Amendment No. 1 to Credit and Security Agreement, dated as of May 22, 2024), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, the Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)

10.2

Third Amendment to Loan and Servicing Agreement (the "Third Amendment"), dated as of January 23, 2025, to the Loan and Servicing Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the First Amendment to Loan and Servicing Agreement, dated as of September 11, 2024, the Second Amendment to Loan and Servicing Agreement, dated as of October 2, 2024, and the Third Amendment), dated as of April 19, 2024, by and among Diameter Credit Company Holdings II LLC, as borrower, the Company, as transferor and as servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, as account bank and as collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025)

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

Diameter Credit Company

Date: May 9, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)