Form 10-Q
period 2025-06-30
Diameter Credit Co
filed 2025-08-13
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 37,061,953 shares of Common Shares, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,658,604 and $1,207,142 at June 30, 2025 and December 31, 2024, respectively)	$1,677,923	$1,216,443
Total investments, at fair value	1,677,923	1,216,443
Cash and cash equivalents (restricted cash of $39,210 and $90,308 at June 30, 2025 and December 31, 2024, respectively)	120,062	104,380
Receivable for investments sold	23,446	23,451
Prefunded investments	48,081	—
Interest receivable	10,943	8,449
Dividends receivable	1,000	103
Deferred financing costs	7,392	2,643
Deferred offering costs	—	26
Other assets	25	25
Total Assets	$1,888,872	$1,355,520
Liabilities
Revolving Credit Facilities	$775,000	$495,300
Repurchase Obligations	148,841	177,321
Distributions payable	20,442	18,885
Payable for investments purchased	41,133	43,294
Interest payable	10,511	7,831
Management Fees payable	2,749	1,710
Due to affiliates	1,316	1,868
Board of Trustees' fees payable	50	53
Accrued expenses and other liabilities	820	—
Total Liabilities	1,000,862	746,262
Commitments and contingencies (Note 7)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 32,707,520 and 22,890,180 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	33	23
Additional paid in capital	863,610	595,503
Distributable earnings	22,867	12,232
Total Net Assets Applicable to Common Shares	886,510	607,758
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$1,888,872	$1,355,520
Net Asset Value Per Common Share	$27.10	$26.55

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$39,040	$10,041	$72,120	$13,991
Dividend income	2,230	—	4,402	—
Fee income	40	18	67	18
Total Investment Income	41,310	10,059	76,589	14,009
Operating Expenses
Interest expense	15,080	3,680	28,447	4,495
Management Fees	5,499	1,129	10,080	1,515
Income based Incentive Fees	3,163	794	5,775	1,317
Administrative services	712	434	1,316	929
Professional fees	356	345	850	790
Board of Trustees’ fees	51	54	101	92
Other general and administrative	1,019	340	1,660	571
Amortization of deferred offering costs	4	199	26	377
Total Operating Expenses	25,884	6,975	48,255	10,086
Management Fees waived	(2,749)	(565)	(5,040)	(758)
Incentive Fees waived	(3,163)	(794)	(5,775)	(1,317)
Expense support	—	(900)	—	(2,875)
Net Operating Expenses	19,972	4,716	37,440	5,136
Net Investment Income before excise and other tax expense	21,338	5,343	39,149	8,873
Excise and other tax expense	207	—	558	—
Net investment income after excise and other tax expense	21,131	5,343	38,591	8,873
Net Realized and Unrealized Gains (Losses)
Net realized loss
Non-controlled/non-affiliated investments	(2,192)	—	(1,482)	—
Net realized loss	(2,192)	—	(1,482)	—
Net change in unrealized gain
Non-controlled/non-affiliated investments	1,252	1,968	10,018	2,552
Net change in unrealized gain	1,252	1,968	10,018	2,552
Net Realized and Unrealized Gain (Loss)	(940)	1,968	8,536	2,552
Net Increase in Net Assets Resulting from Operations	$20,191	$7,311	$47,127	$11,425
Series A Preferred Shares dividends	45	45	90	90
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$20,146	$7,266	$47,037	$11,335
Earnings per share	$0.69	$0.96	$1.77	$2.08
Weighted average shares of Common Shares outstanding	29,172,014	7,567,551	26,583,939	5,441,161

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended June 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	25,535,954	$26	$667,746	$23,163	$690,935
Issuance of Common Shares	7,113,136	7	194,283	—	194,290
Reinvestment of distributions	58,430	—	1,581	—	1,581
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	21,131	21,131
Net realized (loss)	—	—	—	(2,192)	(2,192)
Net unrealized gain	—	—	—	1,252	1,252
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(20,442)	(20,442)
Total increase (decrease) for the three months ended June 30, 2025	7,171,566	7	195,864	(296)	195,575
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510

	Common Shares
Six Months Ended June 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	9,689,089	10	264,672	—	264,682
Reinvestment of distributions	128,251	—	3,435	—	3,435
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	38,591	38,591
Net realized (loss)	—	—	—	(1,482)	(1,482)
Net unrealized gain	—	—	—	10,018	10,018
Series A Preferred Shares dividends	—	—	—	(90)	(90)
Common shares distributions from earnings	—	—	—	(36,402)	(36,402)
Total increase for the six months ended June 30, 2025	9,817,340	10	268,107	10,635	278,752
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510

(1)
The par amount on reinvestment of distributions is less than $1.

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

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$47,127	$11,425
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(572,920)	(460,325)
Proceeds from principal repayments and sales of investments	125,305	27,925
Net realized loss on investments	1,482	—
Net unrealized (gain) on investments	(10,018)	(2,552)
Accretion of discounts	(2,593)	(980)
Payment in-kind interest capitalized	(1,780)	(292)
Payment in-kind dividends capitalized	(956)	—
Amortization of deferred financing costs	923	303
Amortization of deferred offering costs	26	377
Changes in operating assets and liabilities:
Receivable for investments sold	5	—
Prefunded investments	(48,081)	—
Interest receivable	(2,494)	(3,476)
Dividends receivable	(897)	—
Other assets	—	15
Payable for investments purchased	(2,161)	—
Interest payable	2,680	2,503
Management Fees payable	1,039	564
Due to affiliates	(552)	605
Board of Trustees' fees payable	(3)	43
Accrued expenses and other liabilities	820	(1,136)
Net Cash Used in Operating Activities	(463,048)	(425,001)
Financing Activities
Proceeds from Repurchase Obligations	73,875	54,060
Repayments of Repurchase Obligations	(102,355)	(19,600)
Borrowings of Revolving Credit Facilities	519,000	425,100
Repayments of Revolving Credit Facilities	(239,300)	(220,900)
Deferred financing costs paid	(5,672)	(2,593)
Proceeds from issuance of Common Shares, net of deferred offering costs of ($0 and $174 as of June 30, 2025 and June 30, 2024, respectively)	264,682	267,837
Distributions paid in cash	(31,500)	(2,171)
Net Cash Provided by Financing Activities	478,730	501,733
Net Increase in Cash, Cash Equivalents and Restricted Cash	15,682	76,732
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	104,380	2,880
Cash, Cash Equivalents and Restricted Cash, End of Period	$120,062	$79,612
Supplemental Information and Non-Cash Activities
Interest paid during the period	$24,843	$1,690
Excise and other taxes paid	$90	$—
Reinvestment of distributions during the period	$3,435	$102

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

1

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	$30,000	$29,845	$30,090
								30,000	29,845	30,090	3.39%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/06/2025	3/6/2032	-	(22)	(77)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	11.50%	P	5.00%	3/06/2025	3/6/2031	308	258	169
ASP Integrity Acquisition Co LLC	(6)	Term Loan	9.32%	SOFR	5.00%	3/06/2025	3/6/2032	36,831	36,569	36,094
								37,139	36,805	36,186	4.08%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.00%	10/31/2024	10/31/2030	4,000	3,637	4,095
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(133)	(50)
Action Elevator Intermediate Holdings, LLC	(4)(6)	Term Loan	9.24%	SOFR	5.00%	10/31/2024	10/31/2030	24,938	24,605	24,813
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.05%	SOFR	5.00%	10/11/2024	10/14/2031	12,215	11,956	11,934
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/14/2031	-	(47)	(53)
Cobalt Service Partners, LLC	(6)	Term Loan	9.05%	SOFR	5.00%	10/11/2024	10/14/2031	25,524	25,295	25,269
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.43%	SOFR	5.00%	1/22/2024	12/18/2028	7,913	7,763	7,883
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.65%	SOFR	5.25%	1/22/2024	12/18/2028	2,188	2,142	2,169
One Silver Serve, LLC	(6)	Term Loan	9.67%	SOFR	5.25%	1/22/2024	12/18/2028	13,874	13,674	13,790
R.R. Donnelley & Sons Company	(6)	Term Loan	9.08%	SOFR	4.75%	8/12/2024	8/8/2029	73,792	71,970	71,579
R.R. Donnelley & Sons Company	(4)(9)	Corporate Bond	9.50%		N/A	7/30/2024	8/1/2029	500	500	500
								164,944	161,362	161,929	18.27%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	7
Kelso Industries, LLC	(6)	Term Loan	10.08%	SOFR	5.75%	12/26/2024	12/30/2029	42,094	41,334	41,295
								42,094	41,334	41,302	4.66%
Diversified Consumer Services
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.30%	SOFR	5.00%	5/31/2024	5/31/2031	12,279	12,103	12,396
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/31/2024	5/31/2030	-	(19)	-
Summit Buyer, LLC	(6)	Term Loan	9.30%	SOFR	5.00%	5/31/2024	5/31/2031	35,601	35,450	35,850
								47,880	47,534	48,246	5.44%
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(9)	Delayed Draw Term Loan	8.58%	SOFR	4.25%	10/04/2024	4/3/2031	26,856	23,325	23,055
								26,856	23,325	23,055	2.60%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	8/06/2024	8/6/2031	-	(18)	85
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	8/06/2024	8/6/2031	-	(18)	-
Trystar, LLC	(6)	Term Loan	8.78%	SOFR	4.50%	8/06/2024	8/6/2031	22,677	22,578	22,858
								22,677	22,542	22,943	2.59%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	1/22/2024	12/24/2029	$-	$(2)	$11
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.82%	SOFR	5.50%	1/22/2024	12/24/2029	176	159	176
Enverus Holdings, Inc.	(6)	Term Loan	9.83%	SOFR	5.50%	1/22/2024	12/24/2029	32,558	32,341	32,884
								32,734	32,498	33,071	3.73%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	9/06/2024	9/6/2031	-	(17)	58
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	9/06/2024	9/6/2031	-	(17)	-
Eclipse Buyer, Inc.	(6)	Term Loan	9.06%	SOFR	4.75%	9/06/2024	9/6/2031	22,738	22,537	22,966
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(8)	-
Rialto Management Group, LLC	(6)	Term Loan	9.33%	SOFR	5.00%	12/05/2024	12/5/2030	23,067	22,854	23,251
								45,805	45,349	46,275	5.22%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.25%	3/07/2025	3/7/2032	-	(21)	(22)
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/07/2025	3/7/2032	-	(78)	(81)
BVI Medical, Inc.	(6)	Term Loan	10.58% (1.25% PIK)	SOFR	6.25%	3/07/2025	3/7/2032	67,738	66,783	66,722
Gula Buyer Inc.	(6)	Term Loan	9.32%	SOFR	5.00%	10/25/2024	10/25/2031	49,855	49,292	50,054
								117,593	115,976	116,673	13.16%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	12/19/2024	1/21/2031	6,416	6,345	6,321
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(51)	(67)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.33%	SOFR	5.00%	12/19/2024	1/21/2031	36,795	36,435	36,316
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.83%	SOFR	5.50%	7/08/2024	7/6/2029	18,773	18,432	18,631
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	9.83%	SOFR	5.50%	7/08/2024	7/6/2029	1,619	1,562	1,587
CSLC MSO Buyer, LLC	(6)	Term Loan	9.81%	SOFR	5.50%	7/08/2024	7/6/2029	36,002	35,496	35,714
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.58%	SOFR	5.25%	8/07/2024	8/31/2029	11,799	11,617	11,860
PPV Intermediate Holdings, LLC	(6)	Term Loan	10.08%	SOFR	5.75%	2/07/2025	8/31/2029	18,656	18,656	18,656
								130,060	128,492	129,018	14.55%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.55% (4.13% PIK)	SOFR	8.25%	3/27/2024	3/8/2029	$26,403	$26,120	$26,561
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	8/22/2024	8/22/2031	-	(22)	(5)
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.32%	SOFR	5.00%	8/22/2024	8/22/2030	1,984	1,899	1,924
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.82% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	42,829	42,089	42,316
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	6/20/2025	6/20/2031	-	(234)	(234)
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/20/2025	6/20/2031	-	(70)	(70)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	9.32%	SOFR	5.00%	6/20/2025	6/20/2031	31,395	30,927	30,927
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.55%	SOFR	5.00%	5/12/2025	5/6/2032	5,413	5,345	5,345
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit	9.55%	SOFR	5.00%	5/12/2025	5/6/2031	1,106	1,073	1,073
Vacation Rental Brands, LLC	(6)	Term Loan	9.55%	SOFR	5.00%	5/12/2025	5/6/2032	28,238	27,961	27,961
								137,368	135,088	135,798	15.32%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.53%	SOFR	5.25%	3/15/2024	3/15/2030	413	393	382
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.58%	SOFR	5.25%	3/15/2024	3/15/2030	1,848	1,823	1,817
Accuserve Solutions, Inc.	(6)	Term Loan	9.53%	SOFR	5.25%	3/15/2024	3/15/2030	22,395	22,226	22,171
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	657	644	647
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	522	509	509
Galway Borrower LLC	(6)	Term Loan	8.80%	SOFR	4.50%	7/25/2024	9/29/2028	18,780	18,634	18,630
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	9.08%	SOFR	4.75%	3/27/2024	11/24/2028	15,234	15,066	15,308
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.30%	SOFR	5.00%	1/22/2024	10/14/2028	20,957	20,857	21,225
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/03/2024	4/3/2030	-	(20)	-
SG Acquisition, Inc.	(6)	Term Loan	9.03%	SOFR	4.75%	4/03/2024	4/3/2030	53,359	53,045	53,893
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	2/14/2025	4/3/2030	-	(23)	(35)
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	(3)
								134,165	133,152	134,544	15.18%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.83%	SOFR	5.50%	1/22/2024	12/6/2027	29,625	29,383	29,625
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(44)	(17)
Questex, LLC	(6)	Term Loan	9.57%	SOFR	5.50%	5/15/2024	5/15/2029	21,948	21,608	21,816
Twitter, Inc.	(6)(9)	Term Loan	10.93%	SOFR	6.60%	1/24/2025	10/27/2029	96,525	91,103	94,422
								148,098	142,050	145,846	16.45%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(51)	(35)
AVSC Holding Corp.	(6)	Term Loan	9.33%	SOFR	5.00%	12/05/2024	12/5/2031	27,032	26,553	26,708
								27,032	26,502	26,673	3.01%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	11/25/2024	11/25/2030	$-	$(161)	$(12)
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/25/2024	11/25/2030	-	(129)	(76)
TCI Buyer LLC	(6)	Term Loan	8.83%	SOFR	4.50%	11/25/2024	11/25/2030	43,810	43,216	43,459
								43,810	42,926	43,371	4.89%
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.32%	SOFR	5.00%	1/22/2024	8/31/2028	29,042	28,808	28,983
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.32%	SOFR	5.00%	11/26/2024	11/26/2030	4,419	4,087	4,628
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(90)	(13)
Crete PA Holdco, LLC	(6)	Term Loan	9.33%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,589	44,097
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	9.05%	SOFR	4.75%	12/13/2024	12/13/2030	17,365	16,950	17,784
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(46)	-
HowardSimon LLC	(6)	Term Loan	9.05%	SOFR	4.75%	12/13/2024	12/13/2030	22,576	22,315	22,711
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	8/02/2024	8/2/2030	-	(60)	-
RPX Corporation	(6)	Term Loan	9.56%	SOFR	5.25%	8/02/2024	8/2/2030	54,689	54,019	55,236
								172,277	169,572	173,426	19.56%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	5.50%	5/03/2024	5/2/2030	-	(54)	194
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	9.76%	SOFR	5.50%	5/03/2024	5/2/2031	43,113	42,393	43,975
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.55%	SOFR	5.25%	7/01/2024	7/1/2031	460	444	476
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/01/2024	7/1/2031	-	(14)	-
CB Buyer, Inc.	(6)	Term Loan	9.55%	SOFR	5.25%	7/01/2024	7/1/2031	15,143	15,013	15,158
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/22/2024	9/19/2029	-	(7)	-
Hyland Software, Inc.	(6)	Term Loan	9.33%	SOFR	5.00%	1/22/2024	9/19/2030	23,511	23,353	23,769
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/07/2024	11/7/2031	-	(17)	(4)
QBS Parent, Inc.	(6)	Term Loan	8.82%	SOFR	4.50%	11/07/2024	11/7/2031	39,526	39,346	39,367
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/01/2024	12/7/2028	-	(288)	-
Starlight Parent, LLC	(6)(9)	Term Loan	8.26%	SOFR	4.00%	3/13/2025	4/16/2032	19,846	19,268	19,418
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	12/06/2024	12/6/2031	1,278	1,222	1,325
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/06/2024	12/6/2031	-	(8)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.33%	SOFR	5.00%	12/06/2024	12/6/2031	21,781	21,580	21,781
xAI Corp	(4)(6)(9)	Term Loan	11.55%	SOFR	7.25%	6/20/2025	6/28/2030	35,000	33,600	33,407
								$199,658	$195,831	$198,866	22.43%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Trading Companies & Distributors
WC ORS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.30%	SOFR	5.00%	6/30/2025	8/7/2031	$14,565	$14,349	$14,349
WC ORS Buyer, Inc.	(6)	Term Loan	9.30%	SOFR	5.00%	6/30/2025	8/7/2031	20,382	20,080	20,080
								34,947	34,429	34,429
Total First Lien Debt								$1,595,137	$1,564,612	$1,581,741	178.42%
Equity
Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,693 shares)			12.50% PIK		N/A	9/06/2024			$6,572	$6,659
									6,572	6,659	0.75%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units (31,637 units)			12.50% PIK		N/A	12/04/2024			31,333	31,343
									31,333	31,343	3.54%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,700 shares)			10.00%		N/A	9/27/2024			25,325	25,768
HIG Intermediate, Inc. - Series A Preferred Shares (15,000 shares)			10.50%		N/A	12/10/2024			14,775	14,805
									40,100	40,573	4.58%
Total Preferred Equity									$78,005	$78,575	8.86%
Common Equity
Commercial Services & Supplies
AP Edison Co-Invest (UB), L.P. (8,487 units)					N/A	6/30/2025			8,487	8,487
									8,487	8,487	0.96%
Personal Care Products
TCI Buyer LLC - Common Units (75,000 units)					N/A	11/14/2024			7,500	9,120
									7,500	9,120	1.03%
Total Common Equity									$15,987	$17,607	1.99%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$1,658,604	$1,677,923	189.27%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(9)								$75,367	$75,367	8.50%
JPMorgan US Government Money Market Fund	(9)								24,558	24,558	2.77%
									99,925	99,925
Total Cash and Cash Equivalents									$99,925	$99,925	11.27%
Total Portfolio Investments, Cash and Cash Equivalents									$1,758,529	$1,777,848	200.54%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the "Board" and the members thereof, each, a "Trustee" and collectively, the "Trustees"). Unless otherwise indicated by footnote 9 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement ("ASC Topic 820"), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

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

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$2,684
Accuserve Solutions, Inc.	Revolving Line of Credit	1,232
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	46,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	6,615
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,900
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	1,407
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,168
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	2,917
CB Buyer, Inc.	Delayed Draw Term Loan	2,709
CB Buyer, Inc.	Revolving Line of Credit	1,579
Cobalt Service Partners, LLC	Delayed Draw Term Loan	31,897
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Connect Holding II LLC	Delayed Draw Term Loan	21,076
Crete PA Holdco, LLC	Delayed Draw Term Loan	39,767
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	2,429
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	10,905
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Enverus Holdings, Inc.	Delayed Draw Term Loan	607
Enverus Holdings, Inc.	Revolving Line of Credit	2,256
Galway Borrower LLC	Delayed Draw Term Loan	1,567
Galway Borrower LLC	Revolving Line of Credit	1,142
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	14,653
HowardSimon LLC	Delayed Draw Term Loan	35,832
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
Kelso Industries, LLC	Delayed Draw Term Loan	7,389
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	2,480
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	2,976
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	995
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	3,938

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,820
Questex, LLC	Revolving Line of Credit	2,830
Rialto Management Group, LLC	Revolving Line of Credit	833
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	31,395
RPX Corporation	Revolving Line of Credit	4,898
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Summit Buyer, LLC	Delayed Draw Term Loan	26,778
Summit Buyer, LLC	Revolving Line of Credit	4,565
TCI Buyer LLC	Delayed Draw Term Loan	23,784
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	4,070
Trystar, LLC	Delayed Draw Term Loan	8,140
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	9,515
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	2,945
Vacation Rental Brands, LLC	Revolving Line of Credit	2,298
World Insurance Associates, LLC	Delayed Draw Term Loan	10,000
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$522,634
(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, non-qualifying assets represented 2.34% of total assets as in accordance with regulatory requirements.
(8)
The headquarters of this portfolio company is located in Germany.
(9)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of June 30, 2025. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.

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
(3)
Fair value is determined by or under the direction of our Board of Trustees (the “Board” and the members thereof, each, a “Trustee” and collectively, the “Trustees”). Unless otherwise indicated by footnote 9 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.
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

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net unrealized gain on the Consolidated Statements of Operations.

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

Prefunded Investments

Prefunded investments, if any, consist of amounts prefunded for transactions in which the trade date has not yet occurred as of the reporting date.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded $22 and $182, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2024, the Company recorded $825 and $1,500, respectively, in non-recurring interest income.

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2025, the Company recorded $1,419 and $2,377, respectively, in PIK interest income. For the three and six months ended June 30, 2024, the Company recorded $261 and $329, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2025, the Company recorded $1,580 and $3,110, respectively, in PIK dividend income. For the three and six months ended

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

June 30, 2024, the Company recorded $0 and $0, respectively, in PIK dividend income.

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

As of June 30, 2025 and December 31, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and six months ended June 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively. For the three and six months ended June 30, 2024, the Company incurred U.S. federal excise tax amounting to $0 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2025, we recorded a net tax expense of $207 and $468, respectively, for these subsidiaries. For the three and six months ended June 30, 2024, we recorded a net tax expense of $0 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods and the payable is recorded within accrued expenses and other liabilities.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the six months ended June 30, 2024, gross assets were measured as the average of gross assets at January 19, 2024, which was the initial date that investors were required to purchase Common Shares (the "Effective Date") and at June 30, 2024, adjusted for share issuances during the quarter.

The Adviser agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date.

For the three and six months ended June 30, 2025, Management Fees earned were $5,499 and $10,080, respectively, $2,749 and $5,040 of which were waived by the Adviser. For the three and six months ended June 30, 2024, Management Fees earned were $1,129 and $1,515, respectively, $565 and $758 of which were waived by the Adviser. As of June 30, 2025 and December 31, 2024, $2,749 and $1,710, respectively, was payable to the Adviser relating to Management Fees.

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

For the three and six months ended June 30, 2025, Incentive Fees earned based on pre-Incentive Fee net investment income were $3,163 and $5,775, respectively, all of which were waived by the Adviser. For the three and six months ended June 30, 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $794 and $1,317, respectively, all of which were waived by the Adviser. As of June 30, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three and six months ended June 30, 2025 and 2024, no Incentive Fees on capital gains were earned. As of June 30, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2025, the Company incurred $712 and $1,316, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $434 and $929, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $2,064 and $1,545, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
	$5,000	$—	$5,000

As of June 30, 2025, the Adviser has provided written commitments for Expense Payments for $5,000. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,564,612	$1,581,741	94.27%	$1,122,966	$1,132,256	93.08%
Common equity	15,987	17,607	1.05	7,500	7,500	0.62
Preferred equity	78,005	78,575	4.68	76,676	76,687	6.30
Total	$1,658,604	$1,677,923	100.00%	$1,207,142	$1,216,443	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Automobiles	1.79%	2.47%
Chemicals	2.16	—
Commercial Services & Supplies	10.16	12.03
Construction & Engineering	2.46	2.91
Diversified Consumer Services	2.88	3.57
Diversified Telecommunication Services	1.37	1.97
Electrical Equipment	1.37	1.87
Energy Equipment & Services	1.97	2.64
Financial Services	3.15	4.35
Health Care Equipment & Supplies	6.95	4.06
Health Care Providers & Services	9.56	8.85
Health Care Technology	—	0.92
Hotels, Restaurants & Leisure	8.09	5.62
Insurance	10.44	13.39
Interactive Media & Services	8.69	4.24
Media	1.59	2.18
Personal Care Products	3.13	4.23
Professional Services	10.34	13.29
Software	11.85	11.41
Trading Companies & Distributors	2.05	—
Total	100.00%	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,339	$44,169	2.63%
United States	1,616,265	1,633,754	97.37
Total	$1,658,604	$1,677,923	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

As of June 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of June 30, 2025 and December 31, 2024, on a fair value basis, 98.1% and 97.3%, respectively, of our performing debt investments bore interest at a floating rate and 1.9% and 2.7%, respectively, of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended June 30, 2025 and 2024. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to March 31, 2025 without readily available market quotations subject to review by an independent valuation firm. All investments originated after March 31, 2025 were held at amortized cost due to recency of an open market transaction. As of June 30, 2025 and December 31, 2024, all money market funds included in cash, cash equivalents, and restricted cash were valued using Level 1 inputs.

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

The following table presents the fair value hierarchy of financial instruments:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$170,802	$1,410,939	$1,581,741
Common equity	—	—	17,607	17,607
Preferred equity	—	—	78,575	78,575
Money market funds	99,925	—	—	99,925
Total	$99,925	$170,802	$1,507,121	$1,777,848

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$24,499	$1,107,757	$1,132,256
Common equity	—	—	7,500	7,500
Preferred equity	—	—	76,687	76,687
Money market funds	3,447	—	—	3,447
Total	$3,447	$24,499	$1,191,944	$1,219,890

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2025
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,283,427	$7,742	$76,855	$1,368,024
Purchases of investments including capitalized PIK interest	131,148	8,487	1,329	140,964
Proceeds from principal repayments and sales of investments	(6,096)	—	—	(6,096)
Accretion of discounts	930	—	—	930
Net realized gain	21	—	—	21
Net unrealized gain	1,509	1,378	391	3,278
Fair value, end of period	$1,410,939	$17,607	$78,575	$1,507,121
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$1,510	$1,378	$391	$3,279

	Six Months Ended June 30, 2025
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	317,102	8,487	1,329	326,918
Proceeds from principal repayments and sales of investments	(21,949)	—	—	(21,949)
Accretion of discounts	1,788	—	—	1,788
Net realized gain	184	—	—	184
Net unrealized gain	6,057	1,620	559	8,236
Fair value, end of period	$1,410,939	$17,607	$78,575	$1,507,121
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$6,346	$1,620	$559	$8,525

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended June 30, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$167,278	$—	$—	$167,278
Purchases of investments including capitalized PIK interest	267,508	—	—	267,508
Proceeds from principal repayments	(1,421)	—	—	(1,421)
Accretion of discounts	891	—	—	891
Net unrealized gain	1,968	—	—	1,968
Fair value, end of period	$436,224	$—	$—	$436,224
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$1,968	$—	$—	$1,968

	Six Months Ended June 30, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Purchases of investments including capitalized PIK interest	460,617	—	—	460,617
Proceeds from principal repayments	(27,925)	—	—	(27,925)
Accretion of discounts	980	—	—	980
Net unrealized gain	2,552	—	—	2,552
Fair value, end of period	$436,224	$—	$—	$436,224
Net unrealized gain included in earnings related to financial instruments still held as of June 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$2,552	$—	$—	$2,552

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,311,510	Yield analysis	Discount rate	7.91%	11.77%	9.21%
	99,429	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	9,120	Market Approach	EBITDA Multiple	14.00x	14.00x	14.00x
	8,487	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	78,575	Yield analysis	Discount rate	11.03%	12.98%	12.03%
Total	$1,507,121

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$700,413	Yield analysis	Discount rate	8.27%	12.34%	9.63%
	407,344	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	7,500	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	31,527	Yield analysis	Discount rate	11.31%	13.23%	11.69%
	45,160	Transaction price	N/A	N/A	N/A	N/A
Total	$1,191,944

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2025 and December 31, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 195.8% and 190.2%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024 and January 14, 2025, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.20%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

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

As of June 30, 2025 and December 31, 2024, the Company had outstanding Repurchase Obligations of $148,841 and $177,321, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Issuer	Investment	Trade Date	Interest Rate
Action Elevator Intermediate Holdings, LLC	Term Loan	5/1/2025	0.00019770
QBS Parent, Inc.	Term Loan	5/9/2025	0.00019864
BVI Medical, Inc.	Term Loan	6/3/2025	0.00019916
HowardSimon LLC	Term Loan	6/12/2025	0.00019925
Twitter, Inc. ("X")	Term Loan	6/17/2025	0.00019900
Twitter, Inc. ("X")	Term Loan	6/25/2025	0.00019869

The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$500,000	$428,000	$428,000	$72,000	$951
MS Revolving Credit Facility	500,000	347,000	347,000	153,000	79,790
Repurchase Obligations	148,841	148,841	148,841	—	—
Total	$1,148,841	$923,841	$923,841	$225,000	$80,741

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$300,000	$265,300	$265,300	$34,700	$34,599
MS Revolving Credit Facility	300,000	230,000	230,000	70,000	44,197
Repurchase Obligations	177,321	177,321	177,321	—	—
Total	$777,321	$672,621	$672,621	$104,700	$78,796

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of June 30, 2025 and December 31, 2024, $10,329 and $7,679, respectively, of borrowing interest expense and $182 and $152, respectively, of facility commitment fees were included in interest payable. For the three and six months ended June 30, 2025, the weighted average interest rate on all borrowings outstanding was 6.72% and 6.74%, respectively, and the average principal debt outstanding was $859,589 and $805,664, respectively. For the three and six months ended June 30, 2024, the weighted average interest rate on all borrowings outstanding was 8.06% and 8.15%, respectively, and the average principal debt outstanding was $158,471 and $108,689, respectively.

The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$14,439	$3,193	$27,159	$3,704
Facility commitment fees	158	285	365	488
Amortization of financing costs	483	202	923	303
Total interest expense	$15,080	$3,680	$28,447	$4,495
Cash paid for interest expense	$11,268	$1,576	$24,843	$1,690

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded delayed draw terms loans and revolving lines of credit in the aggregate principal amount of $522,634 and $538,676, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of June 30, 2025 and December 31, 2024, the Company had uncalled equity commitments in the aggregate amount of $7,600 and $7,600, respectively.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $1,700,080 and $1,639,580 respectively, ($840,359 and $1,039,541, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($15,672 and $20,570, respectively, remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	94,813
June 9, 2025	3,611,344	99,477
Total	9,689,089	$264,682

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
Total distributions			$1.250	$36,402

The following table summarized the Company's distributions declared to common shareholders for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	$4,764
Total distributions			$0.900	$6,942

The following table summarized the Company's distributions declared to preferred shareholders for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
Total dividends			$180.000	$90

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarized the Company's distributions declared to preferred shareholders for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.000	$96
Total dividends			$191.000	$96

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

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the six months ended June 30, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
Total distributions	$3,435	128,251

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the six months ended June 30, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007

Note 9. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations applicable to common shareholders	$20,146	$7,266	$47,037	$11,335
Weighted average shares of Common Shares outstanding	29,172,014	7,567,551	26,583,939	5,441,161
Earnings per Common Share	$0.69	$0.96	$1.77	$2.08

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 10. Financial Highlights

The following are the financial highlights:

	Six Months Ended June 30,
Per Share Data (1)	2025	2024
Net asset value per Common Share at beginning of period	$26.55	$10.90
Net investment income	1.45	1.63
Net realized and unrealized gain (2)	0.32	0.47
Dividends to preferred shareholders (5)	(0.00)	(0.02)
Net increase from operations	1.77	2.08
Distributions declared	(1.25)	(0.90)
Impact of issuance of Common Shares	0.03	13.73
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	(1.22)	12.83
Total increase in net assets applicable to common shareholders	0.55	14.91
Net asset value per Common Share at end of period	$27.10	$25.81
Total return (3)	6.80%	6.84%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to Common Shares (4)	10.92%	12.58%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)	13.65%	14.30%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)	10.92%	7.28%
Portfolio turnover	8.45%	12.38%

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

The chief operating decision maker (the “CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2025, except as discussed below.

July Common Share Issuance

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

On July 28, 2025, the Company received $118,957 ($1,959 of which are from affiliates) of proceeds, relating to the issuance of 4,354,433 (71,710 of which are for affiliates) Common Shares.

Citi Revolving Credit Facility Amendment

On August 1, 2025, the Company entered into Amendment No. 3 (“Amendment No. 3”) to its Citi Revolving Credit Facility. Amendment No. 3 amends the Citi Revolving Credit Facility to, among other things, (i) reduce the interest rate from Term SOFR plus 2.20% to Term SOFR plus 2.10% (ii) increase the maximum commitment from $300,000 to $500,000 and (iii) amend the accordion provision to permit increases to the maximum commitment up to an aggregate amount of $650,000.

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

Key Components of Our Results of Operations

Revenues

We generate revenues primarily in the form of interest income from the debt investments we hold. In addition, we may generate income from capital gains on the sale of investments and various loan origination and other fees. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as SOFR. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may also reflect the proceeds of sales of securities. In some cases, our debt investments may provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid interest generally will become due at the maturity date. In addition, we generate revenue in the form of prepayment and other fees in connection with transactions. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on debt investments as interest income when earned. Dividend income is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2025 and 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended June 30, 2025 and 2024 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended June 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,526,647	$166,694
New investments purchased including capitalized PIK interest and dividends	219,653	267,508
Accretion of discounts	1,294	891
Investments sold or repaid	(88,990)	(1,421)
Total investments, end of period	$1,658,604	$433,672
Number of portfolio companies	49	19
Weighted average yield on debt and income producing investments, at amortized cost	10.55%	11.89%
Weighted average yield on debt and income producing investments, at fair value	10.44%	11.82%

Our investments consisted of the following:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,564,612	$1,581,741	94.27%	$1,122,966	$1,132,256	93.08%
Common equity	15,987	17,607	1.05	7,500	7,500	0.62
Preferred equity	78,005	78,575	4.68	76,676	76,687	6.30
Total	$1,658,604	$1,677,923	100.00%	$1,207,142	$1,216,443	100.00%

As of June 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	June 30, 2025	December 31, 2024
1	$153,264	$86,103
2	1,392,291	1,046,153
3	36,186	—
4	—	—
5	—	—
Total	$1,581,741	$1,132,256

Results of Operations

The following table represents the operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$41,310	$10,059	$76,589	$14,009
Net operating expenses	19,972	4,716	37,440	5,136
Net investment income before excise and other tax expense	21,338	5,343	39,149	8,873
Excise and other tax expense	207	—	558	—
Net investment income after excise and other tax expense	21,131	5,343	38,591	8,873
Net unrealized gain	1,252	1,968	10,018	2,552
Net realized loss	(2,192)	—	(1,482)	—
Net increase in net assets resulting from operations	$20,191	$7,311	$47,127	$11,425

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$39,040	$10,041	$72,120	$13,991
Dividend income	2,230	—	4,402	—
Fee income	40	18	67	18
Total investment income	$41,310	$10,059	$76,589	$14,009

For the three and six months ended June 30, 2025 and 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $1,677,923 and $436,224, respectively, at fair value at June 30, 2025 and 2024. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$15,080	$3,680	$28,447	$4,495
Management Fees	5,499	1,129	10,080	1,515
Income based Incentive Fees	3,163	794	5,775	1,317
Administrative services	712	434	1,316	929
Professional fees	356	345	850	790
Board of Trustees’ fees	51	54	101	92
Other general and administrative	1,019	340	1,660	571
Amortization of deferred offering costs	4	199	26	377
Total operating expenses	25,884	6,975	48,255	10,086
Management Fees waived	(2,749)	(565)	(5,040)	(758)
Incentive Fees waived	(3,163)	(794)	(5,775)	(1,317)
Expense support	—	(900)	—	(2,875)
Net operating expenses	19,972	4,716	37,440	5,136
Excise and other tax expense	207	—	558	—
Net expenses	$20,179	$4,716	$37,998	$5,136

Interest expense for the three and six months ended June 30, 2025 and 2024 was driven by borrowings in our Revolving Credit Facilities and Repurchase Obligations. Management Fees for the three and six months ended June 30, 2025 and 2024 were driven by our deployment of capital. For the three and six months ended June 30, 2025, the Adviser waived Management Fees of $2,749, and $5,040 respectively. For the three and six months ended June 30, 2024, the Adviser waived Management Fees of $565, and $758 respectively. For the three and six months ended June 30, 2025, the Income Based Incentive Fees earned related to pre-Incentive Fee net investment income were $3,163 and $5,775, respectively, all of which was waived by the Adviser. For the three and six months ended June 30, 2024, the Income Based Incentive Fees earned related to pre-Incentive Fee net investment income were $794 and $1,317, respectively, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

For the three and six months ended June 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively. For the three and six months ended June 30, 2024, the Company incurred U.S. federal excise tax amounting to $0 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2025, we recorded a net tax expense of $207 and $468, respectively, for these subsidiaries. For the three and six months ended June 30, 2024, we recorded a net tax expense of $0 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gain

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2025, the net change in unrealized gain on our investment portfolio was $1,252 and $10,018, respectively. During the three and six months ended June 30, 2024, the net change in unrealized gain on our investment portfolio was $1,968 and $2,552, respectively.

Net Realized (Loss)

The realized (loss) on fully exited and partially exited investments for the three and six months ended June 30, 2025 were $(2,192) and $(1,482), respectively. The realized gain (loss) on fully exited and partially exited investments for the three and six months ended June 30, 2024 were $0 and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of June 30, 2025, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of June 30, 2025 and December 31, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2025 and December 31, 2024, we had an aggregate amount of $925,341 and $674,121, respectively, of senior securities outstanding, our asset coverage ratio was 195.8% and 190.2%, respectively, and our asset coverage per unit was $1,960 and $1,904, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of June 30, 2025 and December 31, 2024, we had $120,062 and $104,380, respectively, in cash and cash equivalents. During the six months ended June 30, 2025, cash used in operating activities was $463,048, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. During the six months ended June 30, 2024, cash used in operating activities was $425,001, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. Cash provided by financing activities was $478,730 during the six months ended June 30, 2025, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities. Cash provided by financing activities was $501,733 during the six months ended June 30, 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	$94,813
June 9, 2025	3,611,344	$99,477
Total	9,689,089	$264,682

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 19, 2024	3,765,200	94,130
March 11, 2024	1,015,454	25,946
April 22, 2024	2,992,649	76,445
June 17, 2024	2,748,132	71,490
Total	10,521,435	268,011

During the six months ended June 30, 2025 and 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2025 and December 31, 2024, we had received Capital Commitments totaling $1,700,080 and $1,639,580 ($840,359 and $1,039,541 remaining undrawn), respectively, of which $32,650 and $32,650 ($15,672 and $20,570 remaining undrawn), respectively, was from affiliates of the Adviser.

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

Borrowings

As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $923,841 and $672,621, respectively, of net borrowings outstanding.

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

As of June 30, 2025, 98.1% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025 the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	June 30, 2025
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$41,745	$18,477	$23,268
Up 100 basis points	20,873	9,238	11,635
Down 100 basis points	(20,873)	(9,238)	(11,635)
Down 200 basis points	(41,745)	(18,477)	(23,268)

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No.
000-56624) filed on February 7, 2024)

3.2

Bylaws, dated as of December 12, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)

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

Diameter Credit Company

Date: August 13, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)