Form 10-Q
period 2025-09-30
Diameter Credit Co
filed 2025-11-13
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56624

Diameter Credit Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-1389797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Hudson Yards, 66th Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 655-1419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of November 13, 2025, the registrant had 46,313,252 shares of Common Shares, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,317,918 and $1,207,142 at September 30, 2025 and December 31, 2024, respectively)	$2,339,502	$1,216,443
Total investments, at fair value	2,339,502	1,216,443
Cash and cash equivalents (restricted cash of $47,351 and $90,308 at September 30, 2025 and December 31, 2024, respectively)	77,270	104,380
Receivable for investments sold	24,933	23,451
Interest receivable	11,085	8,449
Dividends receivable	1,801	103
Deferred financing costs	7,616	2,643
Deferred offering costs	—	26
Other assets	25	25
Total Assets	$2,462,232	$1,355,520
Liabilities
Revolving Credit Facilities	$1,027,392	$495,300
Repurchase Obligations	166,142	177,321
Distributions payable	26,197	18,885
Payable for investments purchased	79,045	43,294
Interest payable	12,740	7,831
Derivative liabilities, at fair value	888	—
Management Fees payable	3,377	1,710
Due to affiliates	1,557	1,868
Preferred shareholders dividends payable	45	—
Board of Trustees' fees payable	53	53
Accrued expenses and other liabilities	888	—
Total Liabilities	1,318,324	746,262
Commitments and contingencies (Note 8)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 41,914,846 and 22,890,180 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	42	23
Additional paid in capital	1,117,010	595,503
Distributable earnings	25,356	12,232
Total Net Assets Applicable to Common Shares	1,142,408	607,758
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$2,462,232	$1,355,520
Net Asset Value Per Common Share	$27.26	$26.55

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$48,922	$19,605	$121,042	$33,596
Dividend income	2,846	—	7,248	—
Fee income	37	36	104	54
Total Investment Income	51,805	19,641	128,394	33,650
Operating Expenses
Interest expense	18,158	7,114	46,605	11,609
Management Fees	6,754	2,256	16,834	3,771
Income based Incentive Fees	4,181	1,559	9,956	2,876
Administrative services	737	505	2,053	1,434
Professional fees	489	735	1,339	1,525
Board of Trustees’ fees	53	41	154	133
Other general and administrative	844	756	2,504	1,327
Amortization of deferred offering costs	—	228	26	605
Total Operating Expenses	31,216	13,194	79,471	23,280
Management Fees waived	(3,377)	(1,127)	(8,417)	(1,885)
Incentive Fees waived	(4,181)	(1,559)	(9,956)	(2,876)
Expense support	—	(1,300)	—	(4,175)
Net Operating Expenses	23,658	9,208	61,098	14,344
Net Investment Income before excise and other tax expense	28,147	10,433	67,296	19,306
Excise and other tax expense	269	—	827	—
Net investment income after excise and other tax expense	27,878	10,433	66,469	19,306
Net Realized and Unrealized Gains (Losses)
Net realized gain (loss)
Non-controlled/non-affiliated investments	181	—	(1,301)	—
Derivative instruments	(84)	—	(84)	—
Foreign currency transactions	(328)	—	(328)	—
Net realized loss	(231)	—	(1,713)	—
Net change in unrealized gain (loss)
Non-controlled/non-affiliated investments	2,265	2,928	12,283	5,480
Derivative instruments	(888)	—	(888)	—
Translation of assets and liabilities in foreign currencies	(293)	—	(293)	—
Net change in unrealized gain	1,084	2,928	11,102	5,480
Net Realized and Unrealized Gain	853	2,928	9,389	5,480
Net Increase in Net Assets Resulting from Operations	$28,731	$13,361	$75,858	$24,786
Series A Preferred Shares dividends	45	45	135	135
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$28,686	$13,316	$75,723	$24,651
Earnings per share	$0.78	$1.00	$2.53	$3.04
Weighted average shares of Common Shares outstanding	36,554,257	13,371,747	29,943,900	8,103,986

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended September 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510
Issuance of Common Shares	9,123,863	9	251,138	—	251,147
Reinvestment of distributions	83,463	—	2,262	—	2,262
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	27,878	27,878
Net realized (loss)	—	—	—	(231)	(231)
Net unrealized gain	—	—	—	1,084	1,084
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(26,197)	(26,197)
Total increase for the three months ended September 30, 2025	9,207,326	9	253,400	2,489	255,898
Balance at September 30, 2025	41,914,846	$42	$1,117,010	$25,356	$1,142,408

	Common Shares
Nine Months Ended September 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	18,812,952	19	515,810	—	515,829
Reinvestment of distributions	211,714	—	5,697	—	5,697
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	66,469	66,469
Net realized (loss)	—	—	—	(1,713)	(1,713)
Net unrealized gain	—	—	—	11,102	11,102
Series A Preferred Shares dividends	—	—	—	(135)	(135)
Common shares distributions from earnings	—	—	—	(62,599)	(62,599)
Total increase for the nine months ended September 30, 2025	19,024,666	19	521,507	13,124	534,650
Balance at September 30, 2025	41,914,846	$42	$1,117,010	$25,356	$1,142,408

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

Diameter Credit Company

Consolidated Statement of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net increase in net assets resulting from operations	$75,858	$24,786
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,268,446)	(824,611)
Proceeds from principal repayments and sales of investments	166,291	34,996
Net realized loss on investments	1,301	—
Net realized loss on derivative instruments	84	—
Net realized loss on foreign currency transactions	328	—
Net unrealized (gain) on investments	(12,283)	(5,480)
Net unrealized loss on derivative instruments	888	—
Net unrealized loss on translation of assets and liabilities in foreign currencies	293	—
Accretion of discounts	(4,598)	(1,547)
Payment in-kind interest capitalized	(2,972)	(566)
Payment in-kind dividends capitalized	(2,352)	—
Amortization of deferred financing costs	1,458	549
Amortization of deferred offering costs	26	605
Net payments from settlements of derivative instruments	(84)	—
Changes in operating assets and liabilities:
Receivable for investments sold	(1,482)	—
Interest receivable	(2,636)	(7,339)
Dividends receivable	(1,698)	—
Other assets	—	15
Payable for investments purchased	35,751	—
Interest payable	4,909	5,156
Management Fees payable	1,667	1,128
Due to affiliates	(311)	735
Board of Trustees' fees payable	—	34
Accrued expenses and other liabilities	888	(1,136)
Net Cash Used in Operating Activities	(1,007,120)	(772,675)
Financing Activities
Proceeds from Repurchase Obligations	132,571	102,810
Repayments of Repurchase Obligations	(143,750)	(34,525)
Borrowings of Revolving Credit Facilities	948,792	757,600
Repayments of Revolving Credit Facilities	(416,700)	(424,300)
Deferred financing costs paid	(6,431)	(3,491)
Proceeds from issuance of Common Shares, net of deferred offering costs of ($0 and $254 as of September 30, 2025 and September 30, 2024, respectively)	515,829	413,466
Distributions paid in cash	(49,680)	(6,413)
Net Cash Provided by Financing Activities	980,631	805,147
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(26,489)	32,472
Effect of exchange rate changes on cash and cash equivalents	(621)	—
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	104,380	2,880
Cash, Cash Equivalents and Restricted Cash, End of Period	$77,270	$35,352
Supplemental Information and Non-Cash Activities
Interest paid during the period	$40,238	$5,905
Excise and other taxes paid	$90	$—
Reinvestment of distributions during the period	$5,697	$624

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

1

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/05/2025	9/6/2032	$-	$(62)	$(62)
Quantum Leap Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/05/2025	9/6/2032	-	(37)	(37)
Quantum Leap Buyer LLC	(6)	Term Loan	8.50%	SOFR	4.50%	9/05/2025	9/6/2032	12,500	12,376	12,376
								12,500	12,277	12,277	1.07%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.25%	9/29/2025	3/1/2029	-	(95)	(95)
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(29)	(29)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	10.42%	SOFR	6.25%	9/29/2025	3/1/2029	25,374	24,976	24,994
								25,374	24,852	24,870	2.18%
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	30,000	29,876	30,180
								30,000	29,876	30,180	2.64%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/06/2025	3/6/2027	-	(21)	(77)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	11.25%	P	5.00%	3/06/2025	3/6/2031	769	722	631
ASP Integrity Acquisition Co LLC	(6)	Term Loan	9.13%	SOFR	5.00%	3/06/2025	3/6/2032	36,738	36,489	36,004
								37,507	37,190	36,558	3.20%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.00%	10/31/2024	10/31/2030	4,000	3,652	4,095
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(127)	(50)
Action Elevator Intermediate Holdings, LLC	(4)(6)	Term Loan	9.04%	SOFR	5.00%	10/31/2024	10/31/2030	24,875	24,558	24,751
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.75%	SOFR	5.00%	10/11/2024	10/14/2031	19,513	19,226	19,372
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/14/2031	-	(46)	(32)
Cobalt Service Partners, LLC	(6)	Term Loan	8.75%	SOFR	5.00%	10/11/2024	10/14/2031	25,460	25,241	25,308
Grid Alliance Partners LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/01/2025	7/1/2030	-	(70)	(70)
Grid Alliance Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	7/01/2025	7/1/2030	-	(89)	(89)
Grid Alliance Partners LLC	(6)	Term Loan	8.75%	SOFR	4.75%	7/01/2025	7/1/2032	49,320	48,844	48,843
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.68%	SOFR	5.25%	1/22/2024	12/18/2028	7,913	7,773	7,818
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.58%	SOFR	5.25%	1/22/2024	12/18/2028	1,790	1,748	1,753
One Silver Serve, LLC	(6)	Term Loan	9.51%	SOFR	5.25%	1/22/2024	12/18/2028	13,838	13,654	13,672
R.R. Donnelley & Sons Company	(6)	Term Loan	8.91%	SOFR	4.75%	8/12/2024	8/8/2029	63,116	61,653	61,790
R.R. Donnelley & Sons Company	(4)(8)	Corporate Bond	9.50%		N/A	7/30/2024	8/1/2029	500	500	513
								210,325	206,517	207,674	18.18%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Construction & Engineering
Glow Intermediate Holdings II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/31/2025	7/31/2032	$-	$(23)	$(23)
Glow Intermediate Holdings II LLC	(4)(5)(6)	Revolving Line of Credit	8.98%	SOFR	4.75%	7/31/2025	7/31/2032	1,026	957	957
Glow Intermediate Holdings II LLC	(6)	Term Loan	9.06%	SOFR	4.75%	7/31/2025	7/31/2032	22,105	21,782	21,782
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	20
Kelso Industries, LLC	(6)	Term Loan	9.91%	SOFR	5.75%	12/26/2024	12/30/2029	44,312	43,557	43,603
								67,443	66,273	66,339	5.81%
Diversified Consumer Services
GarageCo Intermediate II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/01/2025	8/2/2032	-	(118)	(118)
GarageCo Intermediate II LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/01/2025	8/2/2032	-	(71)	(71)
GarageCo Intermediate II LLC	(6)	Term Loan	8.55%	SOFR	4.25%	8/01/2025	8/2/2032	16,485	16,324	16,324
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	7/17/2025	10/2/2029	-	(154)	(154)
SCP WQS Buyer, LLC	(4)(6)	Term Loan	9.25%	SOFR	5.25%	7/17/2025	10/2/2029	2,500	2,476	2,476
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.30%	SOFR	5.00%	5/31/2024	5/31/2031	13,754	13,583	13,915
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/31/2024	5/31/2030	-	(18)	-
Summit Buyer, LLC	(6)	Term Loan	9.00%	SOFR	5.00%	5/31/2024	5/31/2031	35,511	35,367	35,795
								68,250	67,389	68,167	5.97%
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(8)	Delayed Draw Term Loan	8.42%	SOFR	4.25%	10/04/2024	4/3/2031	47,932	44,479	44,037
Emerald Wave 3 LLC	(4)(5)(6)(8)	Delayed Draw Term Loan			N/A	9/25/2025	9/23/2030	-	-	-
Emerald Wave 3 LLC	(4)(6)(8)	Term Loan	9.75%		N/A	9/25/2025	9/23/2030	41,600	40,105	41,600
								89,532	84,584	85,637	7.50%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.28%	SOFR	4.50%	8/06/2024	8/6/2031	1,894	1,868	1,967
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	8/06/2024	8/6/2031	-	(17)	-
Trystar, LLC	(6)	Term Loan	8.81%	SOFR	4.50%	8/06/2024	8/6/2031	22,620	22,525	22,778
								24,514	24,376	24,745	2.17%
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	1/22/2024	12/24/2029	-	(1)	2
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.64%	SOFR	5.50%	1/22/2024	12/24/2029	104	88	104
Enverus Holdings, Inc.	(6)	Term Loan	9.66%	SOFR	5.50%	1/22/2024	12/24/2029	32,659	32,454	32,659
								32,763	32,541	32,765	2.87%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/06/2024	9/6/2031	$-	$(16)	$58
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/06/2024	9/6/2031	-	(17)	-
Eclipse Buyer, Inc.	(6)	Term Loan	8.68%	SOFR	4.50%	9/06/2024	9/6/2031	22,738	22,546	22,966
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(12)	Revolving Line of Credit	5.97%	STIBOR	7.50%	8/15/2025	6/30/2028	68,186	65,308	65,373
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(12)	Revolving Line of Credit	5.87%	EURIBOR	7.50%	8/15/2025	6/30/2028	11,238	10,764	10,775
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(7)	-
Rialto Management Group, LLC	(6)	Term Loan	9.16%	SOFR	5.00%	12/05/2024	12/5/2030	22,333	22,136	22,557
								124,495	120,714	121,729	10.66%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.25%	3/07/2025	3/8/2032	-	(20)	(60)
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/07/2025	3/8/2032	-	(75)	(152)
BVI Medical, Inc.	(6)	Term Loan	10.41% (1.25% PIK)	SOFR	6.25%	3/07/2025	3/8/2032	68,607	67,688	66,686
Gula Buyer Inc.	(6)	Term Loan	8.72%	SOFR	5.00%	10/25/2024	10/25/2031	49,730	49,191	49,929
								118,337	116,784	116,403	10.19%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	9.23%	SOFR	5.00%	8/12/2025	1/21/2031	7,803	7,639	7,675
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(50)	(67)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.16%	SOFR	5.00%	8/12/2025	1/21/2031	44,751	44,238	44,169
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.70%	SOFR	5.50%	7/08/2024	7/6/2029	18,773	18,454	18,631
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	9.67%	SOFR	5.50%	7/08/2024	7/6/2029	2,833	2,780	2,801
CSLC MSO Buyer, LLC	(6)	Term Loan	9.57%	SOFR	5.50%	7/08/2024	7/6/2029	35,911	35,438	35,624
DP Group S.p.A.	(4)(5)(6)(7)(11)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	-	(132)	(131)
DP Group S.p.A.	(6)(7)(11)	Term Loan	8.95%	EURIBOR	5.50%	7/24/2025	7/24/2032	83,344	81,847	81,730
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.45%	SOFR	5.25%	8/07/2024	8/7/2026	11,769	11,595	11,860
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.95%	SOFR	5.75%	2/07/2025	8/31/2029	18,609	18,609	18,609
								223,793	220,418	220,901	19.34%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.25% (4.13% PIK)	SOFR	8.25%	3/27/2024	3/8/2029	$26,681	$26,417	$26,894
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.91%	SOFR	5.00%	8/22/2024	8/22/2031	1,534	1,497	1,513
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.16%	SOFR	5.00%	8/22/2024	8/22/2030	496	415	436
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.71%	SOFR	5.50%	8/22/2024	8/22/2031	43,025	42,317	42,509
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	6/20/2025	6/20/2031	-	(224)	(235)
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/20/2025	6/20/2031	-	(67)	(71)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	9.00%	SOFR	5.00%	6/20/2025	6/20/2031	31,395	30,947	30,924
Saguaro Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.66%	SOFR	4.50%	7/03/2025	7/2/2032	536	462	462
Saguaro Buyer LLC	(4)(5)(6)	Revolving Line of Credit	8.66%	SOFR	4.50%	7/03/2025	7/2/2032	306	269	269
Saguaro Buyer LLC	(6)	Term Loan	8.66%	SOFR	4.50%	7/03/2025	7/2/2032	19,985	19,792	19,792
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.55%	SOFR	5.00%	5/12/2025	5/6/2032	264	249	254
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/12/2025	5/6/2032	-	(32)	(27)
Vacation Rental Brands, LLC	(6)	Term Loan	9.25%	SOFR	5.00%	5/12/2025	5/6/2032	33,711	33,392	33,441
								157,933	155,434	156,161	13.67%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.48%	SOFR	5.25%	3/15/2024	3/15/2030	413	394	286
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.49%	SOFR	5.25%	3/15/2024	3/15/2030	2,741	2,718	2,615
Accuserve Solutions, Inc.	(6)	Term Loan	9.48%	SOFR	5.25%	3/15/2024	3/15/2030	22,327	22,167	21,412
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.50%	SOFR	4.50%	7/25/2024	9/29/2028	655	643	654
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.50%	SOFR	4.50%	7/25/2024	9/29/2028	237	225	231
Galway Borrower LLC	(6)	Term Loan	8.50%	SOFR	4.50%	7/25/2024	9/29/2028	18,727	18,593	18,652
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	8.91%	SOFR	4.75%	3/27/2024	11/24/2028	17,086	16,919	17,150
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.00%	SOFR	5.00%	1/22/2024	10/14/2028	22,282	22,181	22,294
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/03/2024	4/3/2030	-	(19)	-
SG Acquisition, Inc.	(6)	Term Loan	9.05%	SOFR	4.75%	4/03/2024	4/3/2030	51,554	51,266	52,069
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.00%	SOFR	5.00%	2/14/2025	4/3/2030	2,136	2,109	2,176
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	-
								138,158	137,194	137,539	12.04%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.66%	SOFR	5.50%	1/22/2024	12/6/2027	$29,550	$29,334	$29,550
Questex, LLC	(4)(5)(6)	Revolving Line of Credit	9.69%	SOFR	5.50%	5/15/2024	5/15/2029	1,132	1,091	1,112
Questex, LLC	(6)	Term Loan	9.69%	SOFR	5.50%	5/15/2024	5/15/2029	21,893	21,575	21,739
Twitter, Inc.	(6)(8)	Term Loan	10.96%	SOFR	6.60%	1/24/2025	10/27/2029	96,278	91,185	94,580
								148,853	143,185	146,981	12.87%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(48)	-
AVSC Holding Corp.	(6)	Term Loan	9.16%	SOFR	5.00%	12/05/2024	12/5/2031	26,965	26,514	27,045
								26,965	26,466	27,045	2.37%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/25/2024	11/25/2030	-	(153)	178
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(123)	-
TCI Buyer LLC	(6)	Term Loan	8.66%	SOFR	4.75%	11/25/2024	11/25/2030	43,697	43,132	43,697
								43,697	42,856	43,875	3.84%
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.22%	SOFR	5.00%	1/22/2024	8/31/2028	28,968	28,753	29,055
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.06%	SOFR	5.00%	11/26/2024	11/26/2030	17,674	17,257	17,917
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(85)	-
Crete PA Holdco, LLC	(6)	Term Loan	8.95%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,616	44,230
Deerfield Dakota Holding LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.75%	9/10/2025	9/13/2032	-	(85)	(85)
Deerfield Dakota Holding LLC	(6)	Term Loan	9.81%	SOFR	5.75%	9/10/2025	9/13/2032	91,429	90,522	90,521
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/26/2025	8/26/2032	-	(63)	(62)
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.67%	SOFR	5.50%	8/26/2025	8/26/2032	63,626	62,998	62,998
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.91%	SOFR	4.75%	12/13/2024	12/13/2030	37,955	37,424	38,369
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(44)	-
HowardSimon LLC	(6)	Term Loan	8.91%	SOFR	4.75%	12/13/2024	12/13/2030	22,519	22,270	22,654
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	8/02/2024	8/2/2030	-	(56)	-
RPX Corporation	(6)	Term Loan	9.43%	SOFR	5.25%	8/02/2024	8/2/2030	54,551	53,923	55,097
								360,908	356,430	360,694	31.57%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.50%	5/03/2024	5/3/2030	$-	$(51)	$194
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	9.82%	SOFR	5.50%	5/03/2024	5/2/2031	43,004	42,316	43,864
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.25%	SOFR	5.25%	7/01/2024	7/1/2031	170	159	175
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/01/2024	7/1/2031	-	(13)	(5)
CB Buyer, Inc.	(6)	Term Loan	9.25%	SOFR	5.25%	7/01/2024	7/1/2031	15,563	15,437	15,516
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/22/2024	9/19/2029	-	(7)	-
Hyland Software, Inc.	(6)	Term Loan	9.16%	SOFR	5.00%	1/22/2024	9/19/2030	23,451	23,301	23,685
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/07/2024	11/7/2031	-	(17)	-
QBS Parent, Inc.	(6)	Term Loan	8.50%	SOFR	4.50%	2/28/2025	11/7/2031	39,526	39,352	39,683
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/01/2024	12/7/2028	-	(267)	-
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.20%	SOFR	5.00%	12/06/2024	12/8/2031	1,275	1,221	1,322
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/06/2024	12/8/2031	-	(7)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.20%	SOFR	5.00%	12/06/2024	12/8/2031	21,726	21,533	21,726
xAI Corp	(4)(6)(8)	Term Loan	11.12%	SOFR	7.25%	6/20/2025	6/30/2030	49,875	48,024	48,379
								194,590	190,981	194,539	17.03%
Trading Companies & Distributors
WC ORS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.00%	SOFR	5.00%	6/05/2025	8/7/2031	14,529	14,322	14,442
WC ORS Buyer, Inc.	(6)	Term Loan	9.00%	SOFR	5.00%	6/30/2025	8/7/2031	20,331	20,042	20,209
								34,860	34,364	34,651
Wireless Telecommunication Services
Zayo Group Holdings Inc	(4)(6)	Term Loan	7.77%	SOFR	3.61%	9/29/2025	3/9/2027	47,813	46,603	46,538
								47,813	46,603	46,538
Total First Lien Debt								$2,218,610	$2,177,304	$2,196,268	192.25%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Capital Markets
MC CIF Wealth Management (UK) Ltd. - Series Z1 Preferred Shares (10,000 shares)	(7)(10)		12.00% PIK		N/A	8/12/2025			$9,850	$9,850
MC CIF Wealth Management (UK) Ltd. - Series Z2 Preferred Shares (10,000 shares)	(7)(10)		13.50% PIK		N/A	8/12/2025			9,850	9,850
									19,700	19,700	1.72%
Financial Services
Eclipse Topco, Inc. - Preferred Shares (6,693 shares)			12.50% PIK		N/A	9/06/2024			6,572	6,746
									6,572	6,746	0.59%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units (40,223 units)			12.50% PIK		N/A	12/04/2024			39,802	39,861
									39,802	39,861	3.49%
Insurance
AH Parent, Inc. - Series A Preferred Shares (25,700 shares)			10.00%		N/A	9/27/2024			25,325	26,011
HIG Intermediate, Inc. - Series A Preferred Shares (15,000 shares)			10.50%		N/A	12/10/2024			15,178	15,218
									40,503	41,229	3.61%
Total Preferred Equity									$106,577	$107,536	9.41%
Common Equity
Commercial Services & Supplies
AP Edison Co-Invest (UB), L.P. (8,487 units)					N/A	6/30/2025			8,487	8,487
									8,487	8,487	0.74%
Construction & Engineering
Citation Glow Co-Invest LP (7,000 shares)					N/A	7/28/2025			7,050	7,050
									7,050	7,050	0.62%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC - Class A-1 Common Units (1,000,000 units)					N/A	8/12/2025			1,000	1,000
									1,000	1,000	0.09%
Hotels, Restaurants & Leisure
Saguaro Buyer, LLC - Class R Common Units (10,000 units)					N/A	7/03/2025			10,000	10,000
									10,000	10,000	0.88%
Personal Care Products
TCI Buyer LLC - Common Units (75,000 units)					N/A	11/14/2024			7,500	9,161
									7,500	9,161	0.80%
Total Common Equity									$34,037	$35,698	3.12%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,317,918	$2,339,502	204.79%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund - Capital Class Units (17,499,293 Units)	(8)								$17,499	$17,499
JPMorgan US Government Money Market Fund - Premier Class (22,461,589 Units)	(8)								22,462	22,462
Other Cash and Cash Equivalents									37,309	37,309
Total Cash and Cash Equivalents									$77,270	$77,270	6.76%
Total Portfolio Investments, Cash and Cash Equivalents									$2,395,188	$2,416,772	211.55%

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

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Stockholm Interbank Offered Rate ("STIBOR") or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accuserve Solutions, Inc.	Delayed Draw Term Loan	$2,684
Accuserve Solutions, Inc.	Revolving Line of Credit	339
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	46,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	6,154
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,900
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	8,904
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,168
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	2,917
CB Buyer, Inc.	Delayed Draw Term Loan	2,539
CB Buyer, Inc.	Revolving Line of Credit	1,579
Cobalt Service Partners, LLC	Delayed Draw Term Loan	24,573
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Crete PA Holdco, LLC	Delayed Draw Term Loan	26,512
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	1,214
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	10,905
Deerfield Dakota Holding LLC	Revolving Line of Credit	8,571
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	6,363
DP Group S.p.A.	Delayed Draw Term Loan	13,515
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Emerald Wave 3 LLC	Delayed Draw Term Loan	10,000
Enverus Holdings, Inc.	Delayed Draw Term Loan	424
Enverus Holdings, Inc.	Revolving Line of Credit	2,329
Galway Borrower LLC	Delayed Draw Term Loan	1,567
Galway Borrower LLC	Revolving Line of Credit	1,427
GarageCo Intermediate II LLC	Revolving Line of Credit	7,273
GarageCo Intermediate II LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings II LLC	Delayed Draw Term Loan	3,158
Glow Intermediate Holdings II LLC	Revolving Line of Credit	3,711
Grid Alliance Partners LLC	Revolving Line of Credit	9,375
Grid Alliance Partners LLC	Delayed Draw Term Loan	14,430
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12,757
HowardSimon LLC	Delayed Draw Term Loan	15,147
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	12,698
Kelso Industries, LLC	Delayed Draw Term Loan	4,889
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	946
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	4,464
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	1,393
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	2,570
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,820
Quantum Leap Buyer LLC	Delayed Draw Term Loan	12,500
Quantum Leap Buyer LLC	Revolving Line of Credit	3,750
Questex, LLC	Revolving Line of Credit	1,698
Rialto Management Group, LLC	Revolving Line of Credit	833
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2025

(Amounts in thousands, except share data)

(Unaudited)

Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	31,395
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer LLC	Revolving Line of Credit	3,522
Saguaro Buyer LLC	Delayed Draw Term Loan	25,650
SCP WQS Buyer, LLC	Delayed Draw Term Loan	32,500
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Summit Buyer, LLC	Delayed Draw Term Loan	25,272
Summit Buyer, LLC	Revolving Line of Credit	4,565
TCI Buyer LLC	Delayed Draw Term Loan	23,784
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	4,070
Trystar, LLC	Delayed Draw Term Loan	6,240
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	9,516
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	2,621
Vacation Rental Brands, LLC	Revolving Line of Credit	3,404
World Insurance Associates, LLC	Delayed Draw Term Loan	7,864
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$647,110

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, non-qualifying assets represented 9.00% of total assets as in accordance with regulatory requirements.
(8)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of September 30, 2025. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.
(9)
The headquarters of this portfolio company is located in Germany.
(10)
The headquarters of this portfolio company is located in Canada.
(11)
The headquarters of this portfolio company is located in Italy.
(12)
The headquarters of this portfolio company is located in Sweden.

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	10,610	SEK	100,000	12/17/2025	$(62)
Goldman Sachs Bank USA	USD	39,895	EUR	34,000	12/17/2025	(198)
Goldman Sachs Bank USA	USD	41,158	EUR	35,000	9/16/2026	(628)
Total Foreign Currency Forward Contracts						(888)

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 1. Organization

In this report, the terms the “Company”, “we”, “us”, and “our” mean Diameter Credit Company and its subsidiaries unless the context specifically requires otherwise. Diameter Credit Company is a Delaware statutory trust formed on February 24, 2022. The Company is a non-diversified, closed-end management investment company that was formed primarily to lend to, and selectively invest in, middle-market companies in the United States. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). The Company is externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter”). Both the Adviser and Diameter are investment advisers that are registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). On November 29, 2023, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings LLC ("DCC Holdings I"), a Delaware limited liability company. On February 28, 2024, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings II LLC (“DCC Holdings II”), a Delaware limited liability company. On March 8, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments LLC (“DCC Master”), a Delaware limited liability company. On September 16, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments II LLC (“DCC Master II”), a Delaware limited liability company. On October 3, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments III LLC (“DCC Master III”), a Delaware limited liability company. On November 25, 2024, the Company formed a wholly-owned subsidiary, DCC Master Investments IV LLC (“DCC Master IV”), a Delaware limited liability company. On August 7, 2025, the Company formed a wholly-owned subsidiary, Diameter Credit Company Holdings III LLC (“DCC Holdings III”), a Delaware limited liability company. The Company commenced operations on December 20, 2023, in connection with the issuance of 500 shares of the Company’s 12.0% Series A cumulative preferred shares, par value $0.001 per share (“Series A Preferred Shares”). No income was earned and no expenses were incurred by the Company prior to the Company’s commencement of operations.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly-owned subsidiaries, DCC Holdings I, DCC Holdings II, DCC Holdings III, DCC Master, DCC Master II, DCC Master III, and DCC Master IV, which have been determined to be “investment company subsidiaries”.

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

Derivative Investments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities.

Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

The fair values of derivative instruments are presented on a gross basis in the Consolidated Statements of Assets and Liabilities. The Company has determined it has a legal right to offset the recognized amounts, and it intends to either settle on a gross basis or net basis. The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts; and, as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized gain (loss) on the Consolidated Statements of Operations.

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

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations. The portion of both realized and unrealized gains and losses on investments that result from changes in foreign currency exchange rates is included in net realized gain (loss) on investments and net change in unrealized appreciation (depreciation) on investments, respectively, on the consolidated statements of operations.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded $415 and $597, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2024, the Company recorded $39 and $1,153, respectively, in non-recurring interest income.

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2025, the Company recorded $1,596 and $3,973, respectively, in PIK interest income. For the three and nine months ended September 30, 2024, the Company recorded $268 and $597, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2025, the Company recorded $2,189 and $5,299, respectively, in PIK dividend income. For the three and nine months ended September 30, 2024, the Company recorded $0 and $0, respectively, in PIK dividend income.

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

As of September 30, 2025 and December 31, 2024, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and nine months ended September 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively. For the three and nine months ended September 30, 2024, the Company incurred U.S. federal excise tax amounting to $0 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2025, we recorded a net tax expense of $269 and $737, respectively, for these subsidiaries. For the three and nine months ended September 30, 2024, we recorded a net tax expense of $0 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods and the payable is recorded within accrued expenses and other liabilities.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% of the Company’s gross assets, payable quarterly in arrears, subject to the fee waiver described below. The Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and adjusted for any share issuances or repurchases during the current calendar quarter. Management Fees for any partial quarter will be prorated. For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the nine months ended September 30, 2024, gross assets were measured as the average of gross assets at January 19, 2024, which was the initial date that investors were required to purchase Common Shares (the "Effective Date") and at September 30, 2024, adjusted for share issuances during the quarter.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The Adviser agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until the four-year anniversary of the Effective Date.

For the three and nine months ended September 30, 2025, Management Fees earned were $6,754 and $16,834, respectively, $3,377 and $8,417 of which were waived by the Adviser. For the three and nine months ended September 30, 2024, Management Fees earned were $2,256 and $3,771, respectively, $1,127 and $1,885 of which were waived by the Adviser. As of September 30, 2025 and December 31, 2024, $3,377 and $1,710, respectively, was payable to the Adviser relating to Management Fees.

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

For the three and nine months ended September 30, 2025, Incentive Fees earned based on pre-Incentive Fee net investment income were $4,181 and $9,956, respectively, all of which were waived by the Adviser. For the three and nine months ended September 30, 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $1,559 and $2,876, respectively, all of which were waived by the Adviser. As of September 30, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three and nine months ended September 30, 2025 and 2024, no Incentive Fees on capital gains were earned. As of September 30, 2025 and December 31, 2024, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three and nine months ended September 30, 2025, the Company incurred $737 and $2,053, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $505 and $1,434, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Statements of Operations. As of September 30, 2025 and December 31, 2024, $1,557 and $1,545, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
	$5,000	$—	$5,000

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

As of September 30, 2025, the Adviser has provided written commitments for Expense Payments for $5,000. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,177,304	$2,196,268	93.87%	$1,122,966	$1,132,256	93.08%
Common equity	34,037	35,698	1.53	7,500	7,500	0.62
Preferred equity	106,577	107,536	4.60	76,676	76,687	6.30
Total	$2,317,918	$2,339,502	100.00%	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	0.52%	2.47%
Air Freight & Logistics	1.06	—
Automobiles	1.29	—
Capital Markets	0.84	—
Chemicals	1.56	—
Commercial Services & Supplies	9.24	12.03
Construction & Engineering	3.14	2.91
Diversified Consumer Services	2.91	3.57
Diversified Telecommunication Services	3.66	1.97
Electrical Equipment	1.06	1.87
Energy Equipment & Services	1.40	2.64
Financial Services	5.49	4.35
Health Care Equipment & Supplies	4.98	4.06
Health Care Providers & Services	11.19	8.85
Health Care Technology	—	0.92
Hotels, Restaurants & Leisure	7.10	5.62
Insurance	7.64	13.39
Interactive Media & Services	6.28	4.24
Media	1.16	2.18
Personal Care Products	2.27	4.23
Professional Services	15.42	13.29
Software	8.32	11.41
Trading Companies & Distributors	1.48	—
Wireless Telecommunication Services	1.99	—
Total	100.00%	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The geographic composition of investments at amortized cost and fair value was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$19,700	$19,700	0.85%
Germany	42,265	44,058	1.88
Italy	81,716	81,599	3.49
Sweden	76,072	76,148	3.25
United States	2,098,165	2,117,997	90.53
Total	$2,317,918	$2,339,502	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

As of September 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of September 30, 2025 and December 31, 2024, on a fair value basis, 96.7% and 97.3%, respectively, of our performing debt investments bore interest at a floating rate and 3.3% and 2.7%, respectively, of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended September 30, 2025 and 2024. The following section describes the valuation techniques used by the

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to June 30, 2025 without readily available market quotations subject to review by an independent valuation firm. All investments originated after June 30, 2025 without readily available market quotations were held at amortized cost due to recency of an open market transaction. As of September 30, 2025 and December 31, 2024, all money market funds included in cash, cash equivalents, and restricted cash were valued using Level 1 inputs.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the fair value hierarchy of financial instruments:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$351,795	$1,844,473	$2,196,268
Common equity	—	—	35,698	35,698
Preferred equity	—	—	107,536	107,536
Money market funds	39,961	—	—	39,961
Total	$39,961	$351,795	$1,987,707	$2,379,463

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$24,499	$1,107,757	$1,132,256
Common equity	—	—	7,500	7,500
Preferred equity	—	—	76,687	76,687
Money market funds	3,447	—	—	3,447
Total	$3,447	$24,499	$1,191,944	$1,219,890

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2025
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,410,939	$17,607	$78,575	$1,507,121
Purchases of investments including capitalized PIK interest and dividends	453,240	18,050	28,571	499,861
Proceeds from principal repayments and sales of investments	(21,159)	—	—	(21,159)
Accretion of discounts	1,062	—	—	1,062
Net realized gain	378	—	—	378
Net unrealized gain	13	41	390	444
Fair value, end of period	$1,844,473	$35,698	$107,536	$1,987,707
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$16	$41	$390	$447

	Nine Months Ended September 30, 2025
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	770,342	26,537	29,900	826,779
Proceeds from principal repayments and sales of investments	(43,108)	—	—	(43,108)
Accretion of discounts	2,850	—	—	2,850
Net realized gain	562	—	—	562
Net unrealized gain	6,070	1,661	949	8,680
Fair value, end of period	$1,844,473	$35,698	$107,536	$1,987,707
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$6,362	$1,661	$949	$8,972

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended September 30, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$436,224	$—	$—	$436,224
Purchases of investments including capitalized PIK interest	333,495	—	30,565	364,060
Proceeds from principal repayments	(7,071)	—	—	(7,071)
Accretion of discounts	567	—	—	567
Net unrealized gain	2,924	—	—	2,924
Fair value, end of period	$766,139	$—	$30,565	$796,704
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$2,924	$—	$—	$2,924

	Nine Months Ended September 30, 2024
	First Lien Debt	Common Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments including capitalized PIK interest	794,112	—	30,565	824,677
Proceeds from principal repayments	(34,996)	—	—	(34,996)
Accretion of discounts	1,547	—	—	1,547
Net unrealized gain	5,476	—	—	5,476
Fair value, end of period	$766,139	$—	$30,565	$796,704
Net unrealized gain included in earnings related to financial instruments still held as of September 30, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$5,476	$—	$—	$5,476

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,461,977	Yield analysis	Discount rate	6.59%	11.19%	8.71%
	382,496	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	9,161	Market Approach	EBITDA Multiple	14.00x	14.00x	14.00x
	26,537	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	87,836	Yield analysis	Discount rate	10.86%	12.73%	12.01%
	19,700	Transaction price	N/A	N/A	N/A	N/A
Total	$1,987,707

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$700,413	Yield analysis	Discount rate	8.27%	12.34%	9.63%
	407,344	Transaction price	N/A	N/A	N/A	N/A
Investments in common equity	7,500	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	31,527	Yield analysis	Discount rate	11.31%	13.23%	11.69%
	45,160	Transaction price	N/A	N/A	N/A	N/A
Total	$1,191,944

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

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2025 and December 31, 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2025 and December 31, 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Derivatives

The Company enters into derivative instruments in the normal course of business to manage foreign currency risk.

The net fair value of foreign currency transactions are included within derivative assets, at fair value, if any, or derivative liabilities, at fair value, if any, in the Consolidated Statements of Assets and Liabilities.

The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative liabilities
Foreign currency forward contracts	$—	$888	$—	$888	$169,000
Total derivative liabilities, at fair value	$—	$888	$—	$888	$169,000
Cash collateral posted				$4,640

In the table above:

•
The notional amount represents the absolute value amount of all outstanding derivative instruments.
•
All foreign currency derivatives are not designated in hedge relationships.
•
The fair value has been presented prior to the application of counterparty netting or cash collateral netting.

As of December 31, 2024, the Company had not entered into any derivative instruments.

The table below presents the impact to the Consolidated Statements of Operations from derivative instruments not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2025. The net change in unrealized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net change in unrealized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations, if any.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net change in unrealized loss
Foreign currency forward contracts	$(888)	$(888)
Net change in unrealized loss	$(888)	$(888)
Realized loss
Foreign currency forward contracts	$(84)	$(84)
Realized gain (loss)	$(84)	$(84)

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

There was no impact to the Consolidated Statements of Operations from derivative instruments for the three and nine months ended September 30, 2024.

Offsetting of Derivative Instruments

The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments as of September 30, 2025. The Company did not have derivative financial instruments as of December 31, 2024.

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Pledged with Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$888	$—	$888	$—	$888	$—
Total	$888	$—	$888	$—	$888	$—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 195.6% and 190.2%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024, January 14, 2025 and August 1, 2025, the “Citi Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR or Euribor plus an interest rate margin of 2.10%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $600,000. The Citi Revolving Credit Facility also has an accordian feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $650,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

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

As of September 30, 2025 and December 31, 2024, the Company had outstanding Repurchase Obligations of $166,142 and $177,321, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Grid Alliance Partners, LLC	Term Loan	7/10/2025	0.00019944
Action Elevator Intermediate Holdings, LLC	Term Loan	7/30/2025	0.00019885
BVI Medical, Inc.	Term Loan	8/29/2025	0.00019510
HowardSimon LLC	Term Loan	9/10/2025	0.00019194
Deerfield Dakota Holding, LLC	Term Loan	9/11/2025	0.00019201
Twitter, Inc.	Term Loan	9/15/2025	0.00019098
Twitter, Inc.	Term Loan	9/23/2025	0.00019050

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$600,000	$550,192	$550,192	$49,808	$20,558
MS Revolving Credit Facility	500,000	477,200	477,200	22,800	1,113
Repurchase Obligations	166,142	166,142	166,142	—	—
Total	$1,266,142	$1,193,534	$1,193,534	$72,608	$21,671

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$300,000	$265,300	$265,300	$34,700	$34,599
MS Revolving Credit Facility	300,000	230,000	230,000	70,000	44,197
Repurchase Obligations	177,321	177,321	177,321	—	—
Total	$777,321	$672,621	$672,621	$104,700	$78,796

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of September 30, 2025 and December 31, 2024, $12,605 and $7,679, respectively, of borrowing interest expense and $135 and $152, respectively, of facility commitment fees were included in interest payable. For the three and nine months ended September 30, 2025, the weighted average interest rate on all borrowings outstanding was 6.56% and 6.70%, respectively, and the average principal debt outstanding was $1,057,248 and $890,447, respectively. For the three and nine months ended September 30, 2024, the weighted average interest rate on all borrowings outstanding was 8.04% and 8.05%, respectively, and the average principal debt outstanding was $330,165 and $191,856, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$17,490	$6,638	$44,649	$10,342
Facility commitment fees	133	230	498	718
Amortization of financing costs	535	246	1,458	549
Total interest expense	$18,158	$7,114	$46,605	$11,609
Cash paid for interest expense	$15,395	$4,215	$40,238	$5,905

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded delayed draw terms loans and revolving lines of credit in the aggregate principal amount of $647,110 and $538,676, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of September 30, 2025 and December 31, 2024, the Company had uncalled equity commitments in the aggregate amount of $1,688 and $7,600, respectively.

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

Note 9. Net Assets

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2025 and December 31, 2024, the Company had received Capital Commitments totaling $1,721,680 and $1,639,580 respectively, ($610,813 and $1,039,541, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($11,428 and $20,570, respectively, remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	94,813
June 9, 2025	3,611,344	99,477
July 28, 2025	4,354,433	118,957
September 17, 2025	4,769,430	132,190
Total	18,812,952	$515,829

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
September 30, 2025	September 30, 2025	November 17, 2025	0.625	26,197
Total distributions			$1.875	$62,599

The following table summarized the Company's distributions declared to common shareholders for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.500	8,083
Total distributions			$1.400	$15,025

The following table summarized the Company's distributions declared to preferred shareholders for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
Total dividends			$180.000	$90

The following table summarized the Company's distributions declared to preferred shareholders for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.000	$96
Total dividends			$191.000	$96

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the nine months ended September 30, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
August 13, 2025	2,262	83,463
Total distributions	$5,697	211,714

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the nine months ended September 30, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
August 14, 2024	522	20,248
Total distributions	$624	24,255

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations applicable to common shareholders	$28,686	$13,316	$75,723	$24,651
Weighted average shares of Common Shares outstanding	36,554,257	13,371,747	29,943,900	8,103,986
Earnings per Common Share	$0.78	$1.00	$2.53	$3.04

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 11. Financial Highlights

The following are the financial highlights:

	Nine Months Ended September 30,
Per Share Data (1)	2025	2024
Net asset value per Common Share at beginning of period	$26.55	$10.90
Net investment income	2.22	2.38
Net realized and unrealized gain (2)	0.31	0.68
Dividends to preferred shareholders (5)	(0.00)	(0.02)
Net increase from operations	2.53	3.04
Distributions declared	(1.88)	(1.40)
Impact of issuance of Common Shares	0.06	13.72
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	(1.82)	12.32
Total increase in net assets applicable to common shareholders	0.71	15.36
Net asset value per Common Share at end of period	$27.26	$26.26
Total return (3)	9.74%	10.64%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to Common Shares (4)	11.02%	12.46%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)(6)	13.17%	15.03%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)(6)	10.13%	9.26%
Portfolio turnover	9.97%	9.67%

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
(5)
Amount rounds to less than $0.01
(6)
The amounts reflected do not reflect the effect of excise and other tax expense.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.

October Common Share Issuance

On October 20, 2025, the Company received $120,480 ($2,285 of which are from affiliates) of proceeds, relating to the issuance of 4,398,406 (83,438 of which are for affiliates) Common Shares.

November Common Share Issuance

On October 30, 2025, the Company initiated a capital call for gross proceeds of $136,638 due on November 14, 2025.

Barclays Revolving Credit Facility

On October 3, 2025 (the “Closing Date”), DCC Holdings III, a Delaware limited liability company and newly formed subsidiary the Company, entered into a Credit and Security Agreement (the “Barclays Revolving Credit Facility”), with DCC Holdings III, as borrower, the Company, as portfolio manager and as UK retention provider, the lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, Citibank, N.A., as collateral agent and as securities intermediary, and Siepe, LLC, as collateral administrator.

The maximum principal amount of the Barclays Revolving Credit Facility as of the Closing Date is comprised of (a) subject to the borrowing base, which is determined on the basis of the value and types of DCC Holdings III's assets from time to time, and satisfaction of certain conditions, including certain concentration limits, a revolving credit facility in the principal amount of $200,000 and (b) a term loan in the principal amount of $50,000, which can be drawn in multiple currencies subject to certain conditions; Amounts drawn under the Barclays Revolving Credit Facility initially bear interest at Term SOFR plus a margin of 2.05%; provided, that if the amount of each type of advance is less than the minimum utilization amount (i.e., (a) 100% for term advances and (b) with respect to certain periods following the Closing Date, 25% to 68.75% for revolving advances), then interest shall accrue on the total minimum utilization amount. Term advances that are repaid may not be reborrowed. The revolving period terminates on the date that is three years from the Closing Date and all amounts outstanding under the Barclays Revolving Credit Facility must be repaid by the date that is ten years after the Closing Date. The contractual maturity date of the Barclays Revolving Credit Facility is October 3, 2035.

On November 4, 2025, the Company used the accordian feature on the Barclays Revolving Credit Facility to bring total commitments from $250,000 to $350,000.

Citi Revolving Credit Facility Accordian

On October 30, 2025, the Company used the accordian feature on the Citi Revolving Credit Facility to bring total commitments from $600,000 to $650,000.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2025 and 2024. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended September 30, 2025 and 2024 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended September 30,
	2025	2024
Investments:
Total investments, beginning of period	$1,658,604	$433,672
New investments purchased including capitalized PIK interest and dividends	698,114	364,560
Accretion of discounts	2,005	567
Investments sold or repaid	(40,805)	(7,071)
Total investments, end of period	$2,317,918	$791,728
Number of portfolio companies	61	29
Weighted average yield on debt and income producing investments, at amortized cost	10.13%	10.66%
Weighted average yield on debt and income producing investments, at fair value	10.05%	10.59%

Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,177,304	$2,196,268	93.87%	$1,122,966	$1,132,256	93.08%
Common equity	34,037	35,698	1.53	7,500	7,500	0.62
Preferred equity	106,577	107,536	4.60	76,676	76,687	6.30
Total	$2,317,918	$2,339,502	100.00%	$1,207,142	$1,216,443	100.00%

As of September 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	September 30, 2025	December 31, 2024
1	$153,020	$86,103
2	2,006,690	1,046,153
3	36,558	—
4	—	—
5	—	—
Total	$2,196,268	$1,132,256

Results of Operations

The following table represents the operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$51,805	$19,641	$128,394	$33,650
Net operating expenses	23,658	9,208	61,098	14,344
Net investment income before excise and other tax expense	28,147	10,433	67,296	19,306
Excise and other tax expense	269	—	827	—
Net investment income after excise and other tax expense	27,878	10,433	66,469	19,306
Net unrealized gain	1,084	2,928	11,102	5,480
Net realized loss	(231)	—	(1,713)	—
Net increase in net assets resulting from operations	$28,731	$13,361	$75,858	$24,786

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$48,922	$19,605	$121,042	$33,596
Dividend income	2,846	—	7,248	—
Fee income	37	36	104	54
Total investment income	$51,805	$19,641	$128,394	$33,650

For the three and nine months ended September 30, 2025 and 2024, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $2,339,502 and $797,208, respectively, at fair value at September 30, 2025 and 2024. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$18,158	$7,114	$46,605	$11,609
Management Fees	6,754	2,256	16,834	3,771
Income based Incentive Fees	4,181	1,559	9,956	2,876
Administrative services	737	505	2,053	1,434
Professional fees	489	735	1,339	1,525
Board of Trustees’ fees	53	41	154	133
Other general and administrative	844	756	2,504	1,327
Amortization of deferred offering costs	—	228	26	605
Total operating expenses	31,216	13,194	79,471	23,280
Management Fees waived	(3,377)	(1,127)	(8,417)	(1,885)
Incentive Fees waived	(4,181)	(1,559)	(9,956)	(2,876)
Expense support	—	(1,300)	—	(4,175)
Net operating expenses	23,658	9,208	61,098	14,344
Excise and other tax expense	269	—	827	—
Net expenses	$23,927	$9,208	$61,925	$14,344

Interest expense for the three and nine months ended September 30, 2025 and 2024 was driven by borrowings in our Revolving Credit Facilities and Repurchase Obligations. Management Fees for the three and nine months ended September 30, 2025 and 2024 were driven by our deployment of capital. For the three and nine months ended September 30, 2025, the Adviser waived Management Fees of $3,377, and $8,417 respectively. For the three and nine months ended September 30, 2024, the Adviser waived Management Fees of $1,127, and $1,885 respectively. For the three and nine months ended September 30, 2025, the Income Based Incentive Fees earned related to pre-Incentive Fee net investment income were $4,181 and $9,956, respectively, all of which was waived by the Adviser. For the three and nine months ended September 30, 2024, the Income Based Incentive Fees earned related to pre-Incentive Fee net investment income were $1,559 and $2,876, respectively, all of which was waived by the Adviser. There were no accrued capital gains Incentive Fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains Incentive Fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

For the three and nine months ended September 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively. For the three and nine months ended September 30, 2024, the Company incurred U.S. federal excise tax amounting to $0 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2025, we recorded a net tax expense of $269 and $737, respectively, for these subsidiaries. For the three and nine months ended September 30, 2024, we recorded a net tax expense of $0 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gain

Net change in unrealized gain was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized gain on investments	$2,265	$2,928	$12,283	$5,480
Net change in unrealized loss on derivative instruments	(888)	—	(888)	—
Net change in unrealized loss on translation of assets and liabilities in foreign currencies	(293)	—	(293)	—
Net change in unrealized gain	$1,084	$2,928	$11,102	$5,480

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2025, the net change in unrealized gain on our investment portfolio was $2,265 and $12,283, respectively. During the three and nine months ended September 30, 2024, the net change in unrealized gain on our investment portfolio was $2,928 and $5,480, respectively.

The net change in unrealized (loss) on derivative instruments for the three and nine months ended September 30, 2025 were $(888) and $(888), respectively. The net change in unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2024 were $0 and $0, respectively.

The net change in unrealized (loss) on foreign currency translations for the three and nine months ended September 30, 2025 were $(293) and $(293), respectively. The net change in unrealized gain (loss) on foreign currency translations for the three and nine months ended September 30, 2024 were $0 and $0, respectively.

Net Realized (Loss)

The realized gains and losses on fully exited and partially exited investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$181	$—	$(1,301)	$—
Net realized loss on derivative instruments	(84)	—	(84)	—
Net realized loss on foreign currency transactions	(328)	—	(328)	—
Net realized loss	$(231)	$—	$(1,713)	$—

The realized gain (loss) on fully exited and partially exited investments for the three and nine months ended September 30, 2025 were $181 and $(1,301), respectively. The realized gain (loss) on fully exited and partially exited investments for the three and nine months ended September 30, 2024 were $0 and $0, respectively.

The realized (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and nine months ended September 30, 2025 were $(84) and $(84), respectively. The realized gain (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and nine months ended September 30, 2024 were $0 and $0, respectively.

The realized (loss) on foreign currency transactions for the three and nine months ended September 30, 2025 were $(328) and $(328), respectively. The realized gain (loss) on foreign currency transactions for the three and nine months ended September 30, 2024 were $0 and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of September 30, 2025, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of September 30, 2025 and December 31, 2024, we had the Citi Revolving Credit Facility and MS Revolving Credit Facility outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2025 and December 31, 2024, we had an aggregate amount of $1,195,034 and $674,121, respectively, of senior securities outstanding, our asset coverage ratio was 195.6% and 190.2%, respectively, and our asset coverage per unit was $1,958 and $1,904, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of September 30, 2025 and December 31, 2024, we had $77,270 and $104,380, respectively, in cash and cash equivalents. During the nine months ended September 30, 2025, cash used in operating activities was $1,007,120, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. During the nine months ended September 30, 2024, cash used in operating activities was $772,675, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. Cash provided by financing activities was $980,631 during the nine months ended September 30, 2025, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities. Cash provided by financing activities was $805,147 during the nine months ended September 30, 2024, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	94,813
June 9, 2025	3,611,344	99,477
July 28, 2025	4,354,433	118,957
September 17, 2025	4,769,430	132,190
Total	18,812,952	$515,829

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

During the nine months ended September 30, 2025 and 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2025 and December 31, 2024, we had received Capital Commitments totaling $1,721,680 and $1,639,580 ($610,813 and $1,039,541 remaining undrawn), respectively, of which $32,650 and $32,650 ($11,428 and $20,570 remaining undrawn), respectively, was from affiliates of the Adviser.

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

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement. We have paid $90 and $0 in U.S. federal excise tax related to the 2024 and 2025 tax years, respectively.

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

Borrowings

As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $1,193,534 and $672,621, respectively, of net borrowings outstanding.

For additional information on our debt obligations see “Note 7. Borrowings” in the notes to our unaudited consolidated financial statements.

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

As of September 30, 2025, 96.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025 the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	September 30, 2025
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$42,930	$23,871	$19,059
Up 100 basis points	21,465	11,935	9,530
Down 100 basis points	(21,465)	(11,935)	(9,530)
Down 200 basis points	(42,930)	(23,871)	(19,059)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to "Note 9. Net Assets" in the notes to the unaudited consolidated financial statements in this quarterly report on Form 10-Q for issuances of our shares during the quarter and proceeds received in connection therewith. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)

3.2

Bylaws, dated as of December 12, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)

3.3

Amendment No. 3, dated as of August 1, 2025, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the Amendment No. 1 to Credit and Security Agreement, dated as of May 22, 2024, and the Amendment No. 2 to the Credit and Security Agreement, dated as of January 14, 2025), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, Diameter Credit Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator.

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

Diameter Credit Company

Date: November 13, 2025	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer)