Form 10-K
period 2025-12-31
Diameter Credit Co
filed 2026-03-12
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Shares outstanding as of March 12, 2026 was 54,629,158.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial known and unknown risks and uncertainties. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Diameter Credit Company (the “Company”, “we”, “us”, and “our”), our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “will”, “may”, “continue”, “believes”, “seeks”, “estimates”, “would”, “could”, “should”, “targets”, “projects”, "potential", "predicts", and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, that could cause actual results to differ materially from, including, without limitation, those expressed or forecasted in the forward-looking statements.

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
•
general economic and political trends and other external factors, including tariffs and other market disruptions;
•
the impact on our business of a shutdown of the United States government;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
uncertainty surrounding the global financial and political stability of, including the United States, the United Kingdom, the European Union and,China; the ongoing conflicts between Russian and Ukraine and in the Middle East and related responses;
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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);.
•
the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protect Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A.Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I

Item 1. Business.

The Company

Diameter Credit Company (the “Company”, “we”, “us”, and “our”) is a Delaware statutory trust that was formed on February 24, 2022. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

We are externally managed by Diameter Principal Finance LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Diameter Capital Partners LP (“Diameter Capital Partners” and together with its subsidiaries and affiliated entities, “Diameter”).

Our investment objective is to generate current income by targeting direct lending and related investments with favorable risk-adjusted returns. We seek to generate current income primarily by investing in the debt of private, U.S. domiciled, sponsored and non-sponsored middle-market and upper middle-market companies. Some of this debt is directly originated by us, by which we mean that we will negotiate and structure material terms of the transaction other than just the price. Alternatively, we participate in transactions where third parties are equally or more involved in the negotiation and structuring with the portfolio company, including club deals, (i.e., deals where multiple lenders collectively negotiate and structure the material terms of the transaction), or transactions with a bank or advisor acting as an intermediary.

Our focus is on “middle market” companies, which refers to companies with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $25 million and $125 million. We refer to companies with annual EBITDA equal to or greater than approximately $125 million as “upper middle-market companies”. Sponsored companies generally means companies owned by a private equity firm. By “non-sponsored” companies, we generally mean companies whose equity is substantially owned by the founders or public companies, or companies whose equity is substantially owned by family offices, endowments, or alternative investment funds that are not private equity investment funds.

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

On September 29, 2023, our Adviser purchased 60 Common Shares for an aggregate purchase price of $1,500, at a price of $25.00 per share, as our initial capital. Further, on December 19, 2023, our Adviser purchased 59,940 Common Shares for an aggregate purchase price of $1,498,500. The Company held its Initial Closing (as defined below) of its Common Shares for third-party investors on December 21, 2023 and, as of December 31, 2025, has received aggregate Capital Commitments (as defined below) of $1.72 billion. Further, as of December 31, 2025, the Company has called $1.37 billion pursuant to drawdown notices issued to investors (“Capital Calls”) and issued 50,992,566 Common Shares for an aggregate purchase price of $1.37 billion.

Additionally, on December 20, 2023, the Company completed a private offering of its 12.0% Series A cumulative preferred shares, par value $0.001 per share (the “Series A Preferred Shares”) to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 500 Series A Preferred Shares for an aggregate purchase price of $1,500,000. As of December 31, 2025, all of the Series A Preferred Shares remain outstanding.

Diameter Platform

The Company’s Adviser is a Delaware limited liability company and an indirect and wholly owned subsidiary of Diameter Capital Partners. The Adviser was formed for the purpose of serving as investment adviser to the Company, and does not serve as investment adviser to any other Diameter entity. In making investment decisions on behalf of the Company, the Adviser utilizes and relies on the experience, insights, professional connections, and expertise of individuals at Diameter. Accordingly, more information on Diameter Capital Partners and Diameter is provided below.

Diameter Capital Partners is a Delaware limited partnership with its principal place of business in New York, New York. Founded in February 2017, it was registered with the SEC as an investment adviser in August 2017, and commenced investment activities on September 1, 2017. The firm’s co-founders, Scott Goodwin and Jonathan Lewinsohn, serve as its Managing Partners and launched

Diameter seeking to combine their expertise in research and credit trading to invest through the credit cycle and across capital structures. As a global credit asset manager, Diameter Capital Partners and its affiliated entities provide investment advisory services to clients which include pooled investment vehicles such as evergreen investment funds and closed-end drawdown investment funds, customized funds for co-investments or specialized investment strategies, and structured credit vehicles consisting of collateralized debt obligations and collateralized loan obligations.

As of December 31, 2025, Diameter had approximately $26.6 billion of assets under management across all of its investment vehicles. In addition to the Company, Diameter’s primary investment vehicles include:

•
Diameter Master Fund LP, which seeks to generate absolute returns while investing long and short across the capital structure in a size constrained format;
•
Diameter Dislocation Master Fund LP, Diameter Dislocation Master Fund II LP, and Diameter Dislocation Master Fund III LP are long-only funds that seek to generate absolute returns while investing in micro-cyclical, thematic and broader macro dislocations;
•
Varioius standalone funds-of-one with specialized investment strategies;
•
Four collateralized debt obligation vehicles and thirteen collateralized loan obligation vehicles.

Over time, Diameter Capital Partners has expanded its presence, with a new office in West Palm Beach, Florida, opened in September 2021. In June 2022, DCP UK, an indirect and wholly owned subsidiary of Diameter Capital Partners, began operating in London, England where another office was opened.

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

The Adviser

The Adviser is a Delaware limited liability company. The Adviser acts as the Company’s investment adviser pursuant to an investment advisory agreement (the “Advisory Agreement”) with the Company and is a registered investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisory Agreement was approved by the Board and entered into by the Company and the Adviser on December 12, 2023, and was most recently re-approved by the Board on November 12, 2025.

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

The Adviser sources and manages the Company’s portfolio through a team of investment professionals led by Joseph Carvalho and Ben Pasternack, who are the Company’s Co-Chief Executive Officers (the “Co-CEOs”). The Investment Committee, which includes Messrs. Goodwin and Lewinsohn, the Managing Partners of Diameter Capital Partners, Messrs. Carvalho and Pasternack, the Co-Heads of the Adviser and Co-CEOs of the Company, and additional senior members of Diameter Capital Partners’ investment team, approves of the Company's investment decisions, and, with limited exceptions, the approval of each member attending the relevant Investment Committee meeting is required. The members of the Investment Committee (other than Diameter Capital Partners’ Managing Partners and the Co-CEOs) may change from time to time. The Investment Committee is described in greater detail below. The Adviser’s duties related to investments are detailed in the Advisory Agreement. Our Board is responsible for monitoring whether the Adviser is appropriately discharging its duties under the Advisory Agreement.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser can furnish similar or other services to others so long as its services to us are not impaired. As of December 31, 2025, the Company is the Adviser’s only advisory client. Under the terms of the Advisory Agreement, we pay the Adviser a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”).

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

The Investment Committee

The Adviser’s Investment Committee evaluates and approves investments made by the Adviser. In addition to Diameter Capital Partners’ Managing Partners and the Co-CEOs, the Investment Committee includes at least four other senior members of Diameter Capital Partners’ investment team. The members of the Investment Committee (other than Diameter Capital Partners’ Managing Partners and the Co-CEOs) may change from time to time.

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

Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,554,997	$2,568,302	92.27%	$1,122,966	$1,132,256	93.08%
Second lien debt	15,437	15,437	0.55	—	—	—
Other equity	57,178	58,038	2.09	7,500	7,500	0.62
Preferred equity	140,266	141,699	5.09	76,676	76,687	6.30
Total	$2,767,878	$2,783,476	100.00%	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	0.44%	2.47%
Air Freight & Logistics	1.00	—
Automobile Components	5.33	—
Automobiles	1.09	—
Capital Markets	0.75	—
Chemicals	1.35	—
Commercial Services & Supplies	9.80	12.03
Construction & Engineering	2.74	2.91
Diversified Consumer Services	4.20	3.57
Diversified Telecommunication Services	2.65	1.97
Electrical Equipment	0.89	1.87
Electronic Equipment, Instruments & Components	1.40	—
Energy Equipment & Services	—	2.64
Financial Services	6.28	4.35
Health Care Equipment & Supplies	4.25	4.06
Health Care Providers & Services	10.52	8.85
Health Care Technology	—	0.92
Hotels, Restaurants & Leisure	6.78	5.62
Insurance	5.89	13.39
Interactive Media & Services	5.74	4.24
Media	1.34	2.18
Personal Care Products	1.95	4.23
Professional Services	14.79	13.29
Software	7.11	11.41
Trading Companies & Distributors	1.25	—
Wireless Telecommunication Services	2.46	—
Total	100.00%	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,395	$20,797	0.75%
France	52,265	53,325	1.92
Germany	42,191	43,947	1.58
Italy	81,781	82,397	2.96
Sweden	76,495	76,368	2.74
United States	2,494,751	2,506,642	90.05
Total	$2,767,878	$2,783,476	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

Diameter’s Private Capital Platform

The Adviser, which was formed for the purpose of serving as investment adviser to the Company, does not provide investment advisory services to any other Diameter entity. However, aside from the Adviser, one or more affiliates of Diameter Capital Partners expects to provide investment advisory services to other entities, including separately managed accounts, with investment strategies that are substantially related to investing in or originating debt primarily to U.S. domiciled private companies. The Adviser’s dedicated investment team led by Messrs. Carvalho and Pasternack as Co-Heads of the private capital platform, is dedicated to sourcing and underwriting opportunities for the private capital platform, which includes the Company. These other entities may include private investment funds or separately managed accounts. Diameter Capital Partners or its affiliates have also entered into relationships with third parties (and expect to enter into additional relationships), including other assets managers or investors, that provide for sharing of investment opportunities that may substantially overlap with the Company’s strategy. The ability to provide borrowers with flexible capital solutions as a result of these various clients and referral arrangements is expected to enable the Adviser to negotiate more favorable terms for our investments, enhance our overall origination capabilities, and have the ability to serve as a larger anchor investor if required, to complete a transaction, subject to the requirements of the 1940 Act.

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

We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.

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

The Administrator

Diameter Finance Administration LLC (the “Administrator”) serves as our Administrator. The principal executive office of Diameter Finance Administration LLC is located at 50 Hudson Yards, 66th Floor, New York, NY 10001. The Administrator provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”).

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

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. On December 12, 2023, we entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board with such additional information as the Board may, from time to time, request. The Board of Trustees is currently composed of five members, three of whom are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (each an “Independent Trustee” and collectively the “Independent Trustees”). With respect to interested Trustees that are employed by the Adviser or one of its affiliates, such Trustees shall automatically be deemed removed as a Trustee of the Company simultaneously with the cessation of such Trustee’s employment with the Adviser or its affiliate (for any reason, including termination with or without cause). The Board meets at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

Investment Strategy

Our investment objective is to generate current income by targeting direct lending and related investments with favorable risk-adjusted returns. We seek to generate current income primarily by investing in the debt of private, U.S. domiciled, sponsored and non-sponsored middle-market and upper middle-market companies. Some of this debt is directly originated by us, by which we mean that we negotiate and structure material terms of the transaction other than just the price. Alternatively, we participate in transactions where third parties are equally or more involved in the negotiation and structuring with the portfolio company, including club deals, (i.e., deals where multiple lenders collectively negotiate and structure the material terms of the transaction), or transactions with a bank or advisor acting as an intermediary.

Our focus is on “middle market” companies, which refers to companies with annual EBITDA between $25 million and $125 million. We refer to companies with annual EBITDA equal to or greater than approximately $125 million as “upper middle-market companies”. Sponsored companies generally means companies owned by a private equity firm. By “non-sponsored” companies, we generally mean companies whose equity is substantially owned by the founders or public companies, or companies whose equity is substantially owned by family offices, endowments, or alternative investment funds that are not private equity investment funds.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to the Common Shares, if the Company’s asset coverage, as defined in the 1940 Act, is at least equal 150% immediately after each such issuance (subject to shareholder approval pursuant to Section 61(a)(2) of the 1940 Act). On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, effective December 13, 2023. In addition, while any senior securities remain outstanding, the Company is required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Common Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company is also permitted to borrow amounts up to 5% of the value of its total assets for temporary purposes, which borrowings would not be considered senior securities.

The Company employs leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. The Company uses or intends to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. The Company has also used leverage in the form of the issuance of preferred shares in the past, and may in the future issue additional series of preferred shares, though it has no intention to do so. In determining whether to borrow money, the Company analyzes the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to its investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

The Company employs leverage and otherwise incurs indebtedness with respect to its portfolio including entry (directly or indirectly) into one or more credit facilities (including but not limited to the Citi Revolving Credit Facility, MS Revolving Credit Facility, and Barclays Revolving Credit Facility (each as defined below)), including asset-based loan facilities, and/or enter into other financing arrangements to facilitate investments, the timely payment of expenses and other purposes. Investors will indirectly bear the costs associated with the establishment of credit facilities and with borrowings under credit facilities or otherwise. In connection with credit facilities or other borrowings, lenders may require the Company to pledge assets and may ask the Company to comply with positive or negative covenants that could have an effect on Company operations.

The Company may pledge and may grant a security interest in all of its assets under the terms of any debt instruments that it enters into with lenders. In addition, from time to time, the Company’s losses on investments may result in the liquidation of other investments held by the Company.

Targeted Portfolio Metrics

Our investments primarily consist of senior secured and unitranche loans of U.S. domiciled privately held companies, and, to a limited extent, originations of mezzanine and unsecured loans or investments in corporate bonds, and equity securities (including preferred equity or equity co-investments such as warrants to purchase equity in a portfolio company), and other instruments. A small portion of our portfolio consists of loans or debt instruments issued by non-U.S. borrowers (mostly Western European and Canadian).

In keeping with Diameter’s firm-wide investment approach, we aim to achieve our investment objective with downside protection through contractual or structural terms, including generally seeking a senior position in the capital structure of portfolio companies, requiring a total return that appropriately compensates the Company for credit risk, and requiring certain covenants and restrictions in our negotiations with portfolio companies, such as affirmative and negative covenants, default penalties, lien protection and change of control provisions. We expect that approximately 90% of our portfolio will be comprised of first lien loans to U.S. borrowers, but such percentage may fluctuate from time to time. We also expect that a majority of our portfolio will be constituted by sponsored borrowers, with flexibility for non-sponsored borrowers. We target a broad portfolio of investments, with a focus on closely tracking what percentage of the total portfolio is constituted by a single asset or single industry. Our assessment of concentration percentages and diversification metrics is based on a targeted, fully ramped total portfolio size. We construct our portfolio around growing sectors, while aiming for a varied assortment of industries. The holding size in each position is determined based on a number of factors, including total facility size, pricing, terms and structure, and targeted portfolio metrics for sector, loan to value, EBITDA ranges and geography.

Since we are a BDC, at least 70% of our assets must be “qualifying assets” (measured at the time of investment), which principally include investments in eligible portfolio companies as defined in the 1940 Act. An eligible portfolio company is any issuer which is (i) organized under the laws of, and has its principal place of business in, the United States; (ii) is not an investment company or a company that would be an investment company but for certain exclusions under the 1940 Act; and (iii) satisfies any of the following: (a) does not have any class of securities that is traded on a national securities exchange, (b) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million, (c) is controlled by a BDC, either alone or as part of a group acting together, and such BDC has an affiliated person who is a director of the company or (d) is a small and solvent company having total assets of not more than $4 million and capital and surplus of not more than $2 million. In addition, we are permitted to and may invest up to 30% of our total assets opportunistically in “non-qualifying assets.” These opportunistic investments in non-qualifying assets may include but may not be limited to assets from the following asset classes: European direct lending, structured credit, private asset-backed securities, high-yield investments, special situations, real estate debt and/or mortgage securities.

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

Our Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Synergies with Larger Diameter Platform

Diameter Capital Partners is a credit-focused investment adviser that focuses on the full spectrum of credit investing, from performing to distressed. The firm is headquartered in New York and maintains offices in Florida and London. As of December 31, 2025, Diameter Capital Partners employs 66 investment professionals and Diameter has approximately $26.6 billion in assets under management. The Adviser believes it recognizes significant synergies by being a part of the broader Diameter platform and that it benefits from those synergies in the following ways:

•
Sourcing Investment Opportunities: We believe that the breadth of Diameter’s platform and its connectivity help provide the Adviser a competitive advantage in sourcing investment opportunities for the Company. Diameter has broad expertise and experience investing at all levels of a company’s capital structure, and its investment team has worked diligently over many years to build strategic relationships with bulge bracket banks, financial intermediaries, private equity sponsors and other alternative investment firms, trading desks, financial advisers to corporations and existing investors. It has a broad and diverse investor base, which includes family offices, pension plans and other sophisticated investors. The Adviser is able to leverage these relationships into multiple and varied origination channels to find and execute attractive investment opportunities for the Company.
•
Underwriting Investment Opportunities: The Adviser’s investment team is centrally located in New York and Florida alongside the other investment professionals of the larger Diameter platform. We believe that this proximity allows for a collaborative culture. Diameter’s investment process for the rest of its businesses has sought to focus on “breadth and depth” of sector coverage. Subject to Diameter Capital Partners’ policies and procedures, including around management of conflicts of interest, the Adviser’s investment team collaborates with the investment professionals of the larger Diameter platform, which allows the Adviser to easily access industry knowledge and deep sector expertise of Diameter Capital Partners analysts when relevant to a specific investment.

•
Non-Investment Side Expertise. In addition, the Adviser benefits from the broader Diameter platform’s dedicated legal and restructuring expertise, and its experienced accounting, operational, tax and compliance resources.

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

With limited exception, investment decisions are made by the Investment Committee, which, as described above, includes senior members of Diameter Capital Partners’ investment team. The Investment Committee is a forum for the Adviser to present investment opportunities and share views early with senior credit professionals from other Diameter groups. In addition to our Co-CEOs, the Investment Committee is comprised of the Managing Partners of Diameter Capital Partners as well as other senior investment personnel of Diameter Capital Partners’ research and trading team, who may change from time to time. Each member of the Investment Committee has a veto.

Significant Managerial Assistance

As a BDC, we offer, and must make available upon request, managerial assistance to our portfolio companies. This assistance involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Our Adviser provides, or arranges for the provision of, such managerial assistance on our behalf to portfolio companies that request this assistance, subject to reimbursement of any fees or expenses incurred on our behalf by our Adviser in accordance with our Advisory Agreement.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the 1940 Act. As a BDC, we are generally prohibited from acquiring assets other than Qualifying Assets (as defined herein), unless, after giving effect to any acquisition, at least 70.0% of our total assets are Qualifying Assets. Qualifying Assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act, “eligible portfolio companies” include (1) private U.S. operating companies, (2) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange and the Nasdaq Stock Market), and (3) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies.

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

The Private Offering

We have offered and sold our Common Shares in a private placement (the “Private Offering”) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire our Common Shares in our private placement are required to complete, execute and deliver a subscription agreement (a “Subscription Agreement”), and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Common Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne directly or indirectly by an investor or by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Common Shares after such costs would be less than the net asset value per share of our Common Shares.

The initial closing of investments from third-party investors (the “Initial Closing”) occurred on December 21, 2023. Subsequent closings (each, a “Closing”) have occurred and the final closing of investments from third-party investors has occurred on December 19, 2025.

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

In the event that the Company enters into a Subscription Agreement with one or more investors after the initial Drawdown Purchase in which the proceeds are used to make investments (the “Effective Date”), each such investor will be required to make a purchase of Common Shares (a “Catch-up Purchase”) on a date to be determined by the Company that occurs no later than the next succeeding Drawdown Purchase date (the “Catch-up Date”). The Effective Date occurred on January 19, 2024. The aggregate purchase price of the Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price equal to the net asset value per common share (adjusted to appropriately reflect revenues and expenses accrued as of the Catch-up Date and such investor’s pro rata portion of the Company’s initial organizational expenses) as of the close of the last quarter preceding the date of the Catch-up Purchase; provided that the purchase price is subject to adjustment to the extent required by Section 23 of the 1940 Act (which generally prohibits us from selling our Common Shares at a price below the then-current net asset value per common share as determined within 48 hours, excluding Sundays and holidays, of such sale, subject to certain exceptions).

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

Further, on September 29, 2023, our Adviser purchased 60 Common Shares for an aggregate purchase price of $1,500, at a price of $25.00 per share. On December 19, 2023, our Adviser purchased 59,940 Common Shares for an aggregate purchase price of $1,498,500. On December 20, 2023, the Company completed a private offering of its Series A Preferred Shares to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to this private offering we issued and sold 500 shares of Series A Preferred Shares for an aggregate purchase price of $1,500,000.

As of December 31, 2025, the Company has received aggregate Capital Commitments of $1.72 billion, has called $1.37 billion pursuant to Capital Calls and issued 50,992,566 Common Shares for an aggregate purchase price of $1.37 billion. We expect to continue conducting private offerings of our Common Shares to investors in reliance on exemptions from the registration requirements of the Securities Act.

The Company generally intends to distribute substantially all of its available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion.

The Company generally retains and reinvests investment proceeds from its portfolio, such as proceeds from the disposition of an investment or the repayment of a loan by a portfolio company. However, following the six (6) year anniversary of the Effective Date, which occurs on January 19, 2030, and if no Liquidity Event has occurred, the Company will cease retaining or reinvesting such proceeds, and will instead distribute the proceeds to Shareholders, subject to compliance with its intention to qualify as a “RIC” as defined herein; provided that the Adviser is permitted to retain such proceeds in order to satisfy any expenses of the Company (or related reserves); and provided further that in the event of a Liquidity Event at any time, the Company may continue to retain and reinvest such investment proceeds and will be under no obligation to cease retaining or reinvesting such investment proceeds.

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

The Company may also co-invest alongside Diameter affiliates pursuant to other regulations and interpretations of the 1940 Act, for example if the only term negotiated as to the investment is price. Subject to the terms of the Order, or, as applicable, other 1940 Act restrictions on co-investments with affiliates, the Adviser offers the Company the right to participate in investment opportunities that it determines meet certain “Board Established Criteria” under the terms of the Order and that are appropriate for the Company in view of its investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that the Company will not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by Diameter Capital Partners. The Company’s Board approves and regularly reviews these allocation policies and procedures.

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

For these purposes, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”), and excluding undrawn commitments but including assets purchased with borrowed amounts. For the first calendar quarter in which the Company had operations, gross assets were measured as the average of gross assets at the Drawdown Purchase date and at the end of such first calendar quarter.

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee on Pre-Incentive Fee Net Investment Income:

The first component of the Incentive Fee, which is payable only following January 19, 2028, will be payable at the end of each quarter in arrears, and will equal 100% of the pre-incentive fee net investment income in excess of a 1.75% quarterly “hurdle rate,” the calculation of which is further explained below, until the Adviser has received 15.0% of the total pre-incentive fee net investment income for that quarter and for pre-incentive fee net investment income in excess of 2.0588% (8.2352% annualized) quarterly, 15.0% of all remaining pre-incentive fee net investment income for that quarter. The 100% “catch-up” provision for pre-incentive fee net investment income in excess of the 1.75% “hurdle rate” (7.0% annualized) is intended to provide the Adviser with an Incentive Fee of 15.0% on all pre-incentive fee net investment income when that amount equals 2.0588% in a quarter (8.2352% annualized), which is the rate at which catch-up is achieved. Once the “hurdle rate” is reached and catch-up is achieved, 15.0% of any pre-incentive fee net investment income in excess of 2.0588% in any quarter is payable to the Adviser.

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

Incentive Fee on Capital Gains:

The second component of the Incentive Fee, which is payable only following January 19, 2028, will be payable at the end of each fiscal year in arrears, and will equal 15.0% of cumulative realized capital gains from the fiscal quarter following January 19, 2028 to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation. We refer to this component of the Incentive Fee as the Capital Gains Fee. Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. We accrue, but do not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investments and realize a capital gain.

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

Fee Waiver

The Adviser has waived its right to receive any Management Fees in excess of 0.625% of the Company’s gross assets until January 19, 2028. The Adviser has also waived its right to receive any Incentive Fee during the same period. Such waivers are not subject to recoupment by the Adviser.

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

Trademark License Agreement

We also have a trademark license agreement with Diameter Capital Partners, pursuant to which we have been granted a non-exclusive, royalty-free license to use the Diameter name and logo, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Diameter” name or logo.

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

Pursuant to the Advisory Agreement, the Company bears all other fees, costs and expenses of our activities, operations, administration and transactions with respect to the Company, including but not limited to those relating to:

•
organizational and offering expenses associated with our offering and the offering of other securities, including the Series A Preferred Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, costs incurred in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars, costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, broker-dealers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fee), subject to a cap of 0.15% of the Company’s total capital commitments prior to a liquidity event;
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

Pursuant to the Administration Agreement, the Company also reimburses the Adviser and Administrator for the allocable portion of compensation, overhead (including rent, IT assistance, office equipment and utilities), and other expenses incurred by the Adviser and Administrator in performing management and administrative services for the Company, including compensation paid by the Adviser, Administrator, or their affiliates to the Company’s chief compliance officer, chief financial officer and their respective teams (including any third-party staff leveraged by such personnel to perform services for the Company), investor relations personnel, operations personnel and other non-investment professionals who spend time on Company services (based on the percentage of time those individuals devote, on an reasonable estimated basis, to our business and affairs).

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

Board Approval of the Advisory Agreement

Our Board, including our Independent Trustees, approved our Advisory Agreement in November 2025. In its consideration of the Advisory Agreement at the time of approval, the Board focused on information it had received relating to, among other things:

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

Legal Proceedings

From time to time, the Fund may become party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The Fund is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Fund.

Properties

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 50 Hudson Yards, 66th Floor, New York, NY 10001 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Compliance with the JOBS Act. We currently are an “emerging growth company,” as defined in the JOBS Act until the earliest of:

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

Proxy Voting Records. You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request or emailing for proxy voting information to Michael Cohn, General Counsel and Chief Compliance Officer (50 Hudson Yards, 66th Floor New York, New York 10001 or legal@diametercap.com).

Anti-Money Laundering Requirements. In order to comply with applicable anti-money laundering requirements, the investor must, except as otherwise agreed by the Adviser, represent and warrant in its Subscription Agreement with the Company that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of the OFAC, nor are they otherwise a party with which the Company is prohibited to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to EU financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Common Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC or an embargo program issued by the United Nations, the EU or the UK as amended from time to time, (b) has been designated as a “non-cooperative country or territory” by the Financial Action Task Force on Money Laundering or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Common Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Common Shares will be used to finance or otherwise facilitate any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Common Shares being acquired is (i) a senior foreign political figure (“SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the funds being invested by the investor in the Company do not come from corruption. The investor must also agree, except as otherwise agreed by the Adviser, that pursuant to anti-money laundering laws and regulations, the Adviser may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an Interest before, and from time to time after, acceptance by the Adviser of the Subscription Agreement.

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

Potential Limitation with Respect to Certain U.S. Shareholders on Deductions for Certain Fees and Expenses

We have qualified as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), but no certainty can be provided whether we will continue to so qualify in future periods. If we are not treated as such for any calendar year, then, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having received or accrued a dividend from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. In addition, we would be required to report the relevant income and expenses, including the Management Fee, on Form 1099-DIV. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates.

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

Risk Factors

Investing in our Common Shares involves a number of significant risks. Before you invest in our Common Shares, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Business and Structure

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

Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. We may need to periodically access the debt and equity capital markets to raise additional capital to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our Credit Facilities or cash flows from operations.

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

Preferred shares are another form of leverage and rank “senior” to our Common Shares. Preferred shareholders will have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common shareholders. The issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our Common Shares.

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

In addition to issuing securities to raise additional capital as described above, we could securitize our investments to generate cash for funding new investments. To securitize our investments, we likely would create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. The term “subsidiary” includes entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. Further, the Company will treat a wholly owned subsidiary’s assets as assets of the Company for purposes of determining compliance with various provisions of the 1940 Act applicable to the Company, including those relating to investment policies (Section 8), capital structure and leverage (Sections 18 and 61) and affiliated transactions and custody (Sections 17 and 57). The Company would generally expect to consolidate any such wholly owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. In addition, the Company’s Board will comply with the provisions of Section 15 of the 1940 Act with respect to a wholly owned subsidiary’s investment advisory contract, if applicable. The Company currently has certain wholly owned subsidiaries, which do not have an investment advisory contract and use the same custodian as the Company.

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

Our Credit Facilities impose financial and operating covenants that restrict our business activities,remedies on default and similar matters. In the future we may enter into credit facilities or issue debt pursuant to indentures that may impose similar covenants that restrict our business activities, remedies on default and similar matters. Our compliance with these covenants depends on many factors, some of which are beyond our control. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

As of December 31, 2025, we had $1.40 billion principal amount of outstanding indebtedness, which had an annualized interest cost of 6.49% under the terms of our debt, excluding fees (such as fees on undrawn amounts and amortization of upfront fees).

The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2025
	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to shareholder (2)	-27.63%	-17.08%	-6.52%	4.03%	14.59%
(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding return to shareholder,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average annualized stated interest rate of 6.49% by the approximately $1.40 billion of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding return to shareholder.”

We are subject to risks associated with our Credit Facilities.

We have entered into the Citi Revolving Facility, the MS Revolving Facility and the Barclays Revolving Credit Facility. We anticipate that we or a direct subsidiary of ours may enter into one or more additional credit facilities. As a result of our current Credit Facilities and any future credit facility, we are subject to a variety of risks, including those set forth below.

Our indebtedness could adversely affect our business, financial condition or results of operations.

We cannot assure investors that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure investors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure investors that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Any inability to renew, extend or replace any of our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

There can be no assurance that we would be able to renew, extend or replace any of our Credit Facilities upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace any such Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace any of our Credit Facilities at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

In addition to regulatory limitations on our ability to raise capital, each of our Credit Facilities contain various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We have entered into the Citi Revolving Facility, the MS Revolving Facility and the Barclays Revolving Credit Facility and as a result, we are subject to certain risks. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

Our continued compliance with the covenants contained under the Credit Facilities depends on many factors, some of which are beyond our control, and there can be no assurances that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

We are subject to risks associated with any Credit Facility that utilizes a funding subsidiary and we could be prevented from receiving cash on our equity interests from a funding subsidiary.

We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any such Credit Facility entered into by such subsidiary. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under such Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.

We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of such Credit Facility. We expect that such Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the applicable Credit Facility documents, a default would occur. In the event of a default under the applicable Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in such Credit Facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.

Our ability to sell investments held by any subsidiary that enters into a credit facility would be limited.

Our existing Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any credit facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.

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

We may be impacted by fraud and other misconduct by employees of the Adviser and service providers.

Misconduct by employees of the Adviser, service providers and/or their respective affiliates could cause significant losses. Misconduct could include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments we are considering, the improper use or disclosure of confidential or material non-public information, which could result in litigation, regulatory enforcement or serious financial harm, including limiting the business prospects or our future marketing activities, and noncompliance with applicable laws or regulations (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) and the concealing of any of the foregoing. Such activities could result in our reputational damage, litigation, business disruption and/or financial losses. Diameter has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that Diameter will be able to identify or prevent such misconduct.

Even in the event the value of an investor's investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser.

Even in the event the value of an investor's investment declines, the Management Fee and, in certain circumstances, the Incentive Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of our gross assets at a specific time, which would include any borrowings for investment purposes, and may give our Adviser an incentive to use leverage to make additional investments. However, the Adviser has waived its right to receive management fees in excess of the sum of 0.625% of the Company’s gross assets for all shareholders until January 19, 2028, upon which the fee waiver will terminate. In addition, the Management Fee is payable regardless of whether the value of our gross assets or an investor’s investment have decreased. The use of increased leverage may increase the likelihood of default, which would disfavor holders of our Common Shares. Given the subjective nature of the investment decisions that our Adviser will make on our behalf, we may not be able to monitor this potential conflict of interest.

The Incentive Fee is calculated as a percentage of pre-incentive fee net investment income. However, the Adviser has waived its right to receive any Incentive Fee until January 19, 2028, upon which the fee waiver will terminate. Since pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses, it is possible that we may pay an Incentive Fee in a quarter in which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable Incentive Fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. In addition, because the quarterly minimum hurdle rate is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that quarter and, as a result, that an Incentive Fee is paid for that quarter. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our gross assets used to calculate the Management Fee.

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

For federal U.S. income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the initial offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Common Shares less attractive because we will rely on some or all of these exemptions.

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

We are subject to the reporting requirements of the Exchange Act, requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may receive PIK interest payments on certain debt investments.

Certain of our debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base Management Fee that we pay to the Adviser is based on the average value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base Management Fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Adviser.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, including, for example, the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation S-P promulgated under the GLBA). In light of the focus of U.S. federal regulators on cybersecurity, SEC enforcement activity and SEC examination activity has increased in recent years and may increase further. Although we maintain cybersecurity controls designated to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC or other regulators deem otherwise. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Moreover, cybersecurity has become a regulatory and enforcement priority in many jurisdictions around the world with many jurisdictions having proposed or already enacted laws requiring companies to provide notifications of certain data security breaches. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. The costs of monitoring, interpreting and, where applicable, complying with these laws could have a material adverse effect on the business, results of the operations and financial condition of the Company and of our portfolio companies.

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

We and our portfolio companies are subject to regulations related to privacy, data protection and information securities, and any failure to comply with these requirements could result in fines, sanctions or other penalties, which could have a material adverse effect on our business and our reputation.

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

For example, California has passed the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, each of which broadly impacts businesses that handle various types of personal data. Such laws impose stringent legal and operational obligations on regulated businesses, as well as the potential for significant penalties. In addition, the passage of the amendments to Regulation S-P at the U.S. federal level impose operationally challenging notification requirements and deadlines in addition to obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs.

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

Any inability, or perceived inability, by us or our portfolio companies to adequately address data protection or privacy concerns,or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of our and our portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage.Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. For example, the SEC’s stated 2026 examination priorities included an intended focus on investment advisers’ policies and procedures related to information security and operational risks in the safeguarding of customer records and information. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

We are subject to risks associated with artificial intelligence, including the application of various forms of artificial intelligence such as machine learning technology.

Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

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

Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, and we may temporarily deviate from our regular investment strategy (other than our 80% policy, a change to which would require 60 days’ notice to shareholders).

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

Changes in tax laws may adversely affect our business.

Congressional legislation has been proposed that may significantly change U.S. tax law. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us.

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

Trade negotiations and related government actions may create global supply chain issues and regulatory uncertainty for our portfolio companies and our investment strategy and adversely affect the profitability of our portfolio companies.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate,or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future, further increase tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have a material adverse impact on the Company’s portfolio investments. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which the Company is likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for the Companies' and its portfolio investments. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

We are currently operating in a period of disruption, volatility and uncertainty in the capital markets and in the economy generally.

The U.S. and global capital markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; outbreaks of epidemic, pandemic or contagious diseases; and general financial crises. Such events have created, and continue to create, economic and political uncertainties and have contributed to extreme volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may continue to implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

Capital markets have been affected at times by a number of global macroeconomic events, including, but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks and instability in the Chinese capital markets. There can be no assurance that these market conditions will not occur or worsen in the future. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S.and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. Further, sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine, tensions between China and Taiwan, and other economic and geo-political forces have caused additional financial market volatility and affected the global economy.

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

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending. For instance, monetary policies of the Federal Reserve and political uncertainty resulting from recent events, including changes to U.S. trade policies, and ongoing conflicts between Russia and Ukraine and in the Middle East and related responses, has led to, from time to time, disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Due to federal budget deficit concerns, S&P Global Ratings (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further in 2023, Fitch Ratings,Inc. (“Fitch”) downgraded the federal government’s credit rating from AAA to AA+, and, in 2025, Moody’s Ratings (“Moody’s”)downgraded the federal government’s credit rating from Aaa (negative) to AA1 (stable). Further downgrades or warnings by S&P, Fitch, Moody’s, or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on the financial performance of the companies in which the Company may invest and on the Company’s future financial performance and the value of our Common Shares.

Following a period of heightened inflation, the Federal Reserve raised the target rate four times in 2023, raising the fed funds rate by about three percentage points in a six month period. However, in 2024, the Federal Reserve lowered the target rate three times in 2024 and three times in 2025. In 2026, it is possible that the Federal Reserve will lower the interest rates further. Further changes in key economic indicators, such as the unemployment rate or inflation, could lead to additional changes to the target range for the federal funds rate that may cause instability or may negatively impact our ability to access the debt markets on favorable terms.

Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole,and financial services firms in particular. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on the Fund and its investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

Uncertainty about administration initiatives of the U.S. president administration could negatively impact our business,financial condition and results of operations.

The election of the current U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, some of which may continue to impact our business and our clients’ businesses in unpredictable ways. Areas subject to potential change or amendment continue to include the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the authority of the Federal Reserve and the Financial Stability Oversight Council. Additionally, under the narrowly divided control of the Congress, the likelihood of a failure to increase the debt ceiling and a default by the federal government remains a significant concern. The United States may also increase tariffs and potentially withdraw from, renegotiate or enter into various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund dividends (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative, which could cause you to lose all or part of your investment.

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

A covenant breach by a portfolio company may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We invest primarily in privately-held companies. Investments in private companies may pose greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal repayment schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other factors, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to determine all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Limitations of investment due diligence expose us to investment risk.

Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.

In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.

We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;

•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business; and
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.

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

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

We have entered into and borrow under, and may enter into and borrow under, credit facilities. Our Credit Facilities are subject to variable rates that expose us to interest rate risk. We may also incur additional indebtedness subject to variable rates in the future. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.

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

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure investors that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

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

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;

•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

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

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status as a RIC.

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

On February 27, 2024, we, the Adviser and certain of our affiliates were granted an exemptive order from the SEC that allows us to co-invest, subject to certain conditions and to the extent the size of an investment opportunity exceeds the amount our Adviser has independently determined is appropriate to invest, with certain of our affiliates (including affiliates of Diameter) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, any potential co-investment transaction that meets the Company’s investment objectives and strategies, or criteria established by the Board (“Board-Established Criteria”), must be made available to the Company, though, as discussed below, the Company will not have priority over other affiliates when investing in opportunities made available to it. The Board-Established Criteria are required to be consistent with the Company’s objectives and strategies. If no Board-Established Criteria are in effect, then all potential co-investment transactions that fall within the Company’s then-current investment objectives and strategies will be made so available to the Company. Any Board-Established Criteria established by the Board will be objective and testable, meaning that they will be based on observable information, such as industry/sector of the issuer, minimum EBITDA of the issuer, or asset class of the investment opportunity or required commitment size – and not on characteristics that involve a discretionary assessment. The Board has yet to approve any Board-Established Criteria. The Adviser may from time to time recommend criteria for the Board’s consideration, but Board-Established Criteria will only become effective if approved by a majority of the Company’s Independent Trustees. The Independent Trustees may at any time rescind, suspend or qualify its approval of any Board-Established Criteria, though it is anticipated that, under normal circumstances, the Board would not modify these criteria more often than quarterly.

We have applied for a new exemptive relief order which, if granted, would supersede the existing exemptive order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.

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

Our investment strategy includes investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Uncertainty due to the ongoing conflict between Russia and Ukraine and in the Middle East, among other current events, could also have negative impacts on the economies of countries in Europe and elsewhere. In addition, interest income derived from loans to foreign companies is generally not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

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

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

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

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and these regulatory changes are expected to apply to foreign exchange transactions in the future. The CFTC continues to approve contracts for central clearing. Exchange trading and central clearing are expect to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange trading and central clearing do not make swap transactions risk free, Our cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for OTC derivatives executed with registered swap dealers or security-based swap dealers that are not cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

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

Our Adviser has filed with the National Futures Association a notice of exclusion from registration with the CFTC as a CPO pursuant to CFTC Rule 4.5. CFTC Rule 4.5 relieves our Adviser from registering with the CFTC as the CPO of us, so long as we:

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

If we are not treated as a “publicly offered regulated investment company” (alternatively referred to as a “publicly offered RIC”) for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by individuals, trusts or estates. We have elected to be treated as a RIC under Subchapter M of the Code, and we expect to qualify as a RIC annually.

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

We have not yet identified all of the portfolio company investments we will acquire.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. The Adviser selects all of our investments, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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

We intend to continue paying dividends on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results or maintain a tax status as a RIC that will allow or require any specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by the impact of one or more of the risk factors described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC or restrictions under our Credit Facilities, we may be limited in our ability to pay dividends. Although a portion of our expected earnings and dividend distributions will be attributable to net interest income, we do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. This may result in substantial fluctuations in our quarterly dividend payments.

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

The part of the Incentive Fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the Incentive Fee will become uncollectible. Consequently, while we may make Incentive Fee payments on income accruals that we may not collect in the future and with respect to which we do not have a claw back right against our Adviser, the amount of accrued income written off in any period will reduce the income in the period in which the write-off is taken and thereby reduce that period’s Incentive Fee payment, if any.

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

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends and distributions declared by the Board on behalf of investors who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested (net of appliciable withholding) in additional Common Shares, rather than receiving the cash dividend or other distribution. See “Item 1. Business—Distribution Reinvestment Plan” for a description of our dividend policy and obligations.

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

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

Our Adviser and its management have limited experience managing a BDC.

Although our Adviser and its investment team are experienced in managing portfolios of assets in which we expect to invest, they have limited prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage a BDC may differ from those previously employed by our Adviser and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities or companies that our Adviser’s investment team or our Adviser advised in the past, and we caution you that our investment returns could be substantially lower than the returns achieved by other clients of our Adviser. Further, the Adviser may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our Common Shares may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

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

The Adviser and its affiliates receive fees from us in return for their services, and these fees could influence the advice provided to us. We will pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the two most recently completed calendar quarters. Although the Adviser has a fiduciary duty to the Company, including with respect to its receipt of compensation, because the Incentive Fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 8. Consolidated Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

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

We have received an exemptive order from the SEC which allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. Under the Order, we may participate in certain transactions originated by the Adviser or its affiliates. However, while the terms of the exemptive relief require that the Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Item 8. Consolidated Financial Statements and Supplementary Data–Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

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

Our business is highly dependent on the communications and information systems of Diameter (including the Adviser) and third parties (such as certain information technology services utilized by the Adviser on our behalf). Further, in the ordinary course of our business we or the Adviser engage certain third-party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

The Russian invasion of Ukraine and the conflict in the Middle East have led, are currently leading, and for an unknown period of time may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. Furthermore, the aforementioned conflicts and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflicts.

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

We will incur corporate-level U.S. federal income taxes if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes, including as a result of our failure to satisfy the RIC distribution requirements. Although we have elected and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes, we cannot assure investors that we will be able to continue to qualify for and maintain RIC status. To maintain RIC status under the Code and to avoid corporate-level U.S. federal income tax, we must meet the following annual distribution, income source and asset diversification requirements:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or we may engage in transactions, including debt modifications or exchanges, that require us to recognize income without the corresponding receipt of cash. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

The distributions we pay to our shareholders in a year may exceed current and accumulated earnings and profits for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its Common Shares or preferred shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in its Common Shares or preferred shares will generally constitute capital gains to such shareholder.

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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We have qualified as a publicly offered RIC, but no certainty can be provided whether we will continue to so qualify in future periods. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including our Management Fees, will be treated as an additional distribution to the Shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Under current law, such expenses will not be deductible by any such Shareholder for tax years that begin prior to January 1, 2026 and are deductible subject to limitation thereafter.

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

A shareholder will be subject to U.S. federal dividend withholding tax on our distributions unless a withholding tax exemption applies. A shareholder may also be subject to U.S. federal withholding tax if it does not comply with applicable U.S. tax requirements to certify its status for U.S. tax purposes. Amounts that are withheld, to the extent in excess of the shareholder’s U.S. federal income tax liability, can generally be recovered by filing a U.S. federal income tax return; however, the administrative burden and cost of filing such a U.S. federal income tax return may outweigh the benefit of recovering such amounts. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Shares.

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

Changes in tax laws may adversely affect our business.

Congressional legislation has been proposed that may significantly change U.S. tax law. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of any potential tax changes on an investment in us is uncertain.Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in us.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 50 Hudson Yards, 66th Floor, New York, NY 10001 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business.

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

Holders

As of March 12, 2026, there were 83 holders of record of our Common Shares.

Distributions

The following table summarizes our distributions declared to common shareholders for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
September 30, 2025	September 30, 2025	November 17, 2025	0.625	26,197
December 31, 2025	December 31, 2025	January 30, 2026	0.675	34,674
Total distributions			$2.550	$97,273

The following table summarizes our distributions declared to common shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.500	8,083
December 30, 2024	December 31, 2024	January 31, 2025	0.825	18,885
Total distributions			$2.225	$33,910

We currently intend to make distributions to our shareholders on a quarterly basis out of assets legally available for distribution, as determined by our Board in its discretion.

The following table summarizes our distributions declared to preferred shareholders for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
November 12, 2025	December 15, 2025	December 31, 2025	180.000	90
Total dividends			$360.000	$180

The following table summarizes our distributions declared to preferred shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.000	$96
November 6, 2024	December 15, 2024	December 31, 2024	180.000	90
Total dividends			$371.000	$186

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

The following table summarizes the amounts and common shares issued to common shareholders who have not opted out of the Company's DRIP for the year ended December 31, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
August 13, 2025	2,262	83,463
November 17, 2025	3,024	110,953
Total distributions	$8,721	322,667

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in "Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K. The period ended December 31, 2023 represents the period from September 29, 2023 (seeding) to December 31, 2023.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the year ended December 31, 2025. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the years ended December 31, 2025 and 2024 (information herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of year	$1,207,142	$—
New investments purchased including capitalized PIK interest and dividends	1,831,264	1,354,031
Accretion of discounts	7,441	5,642
Investments sold or repaid	(277,969)	(152,531)
Total investments, end of year	$2,767,878	$1,207,142
Number of portfolio companies	71	40
Weighted average yield on debt and income producing investments, at amortized cost	9.88%	10.49%
Weighted average yield on debt and income producing investments, at fair value	9.82%	10.41%

Our investments consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,554,997	$2,568,302	92.27%	$1,122,966	$1,132,256	93.08%
Second lien debt	15,437	15,437	0.55	—	—	-
Other equity	57,178	58,038	2.09	7,500	7,500	0.62
Preferred equity	140,266	141,699	5.09	76,676	76,687	6.30
Total	$2,767,878	$2,783,476	100.00%	$1,207,142	$1,216,443	100.00%

As of December 31, 2025 and 2024, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	December 31, 2025	December 31, 2024
1	$214,343	$86,103
2	2,348,499	1,046,153
3	20,897	—
4	—	—
5	—	—
Total	$2,583,739	$1,132,256

Results of Operations

Set forth below is a comparison of our results of operations for the years ended December 31, 2025 and 2024 and for the period from September 29, 2023 (seeding) through December 31, 2023:

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
	2025	2024	2023
Total investment income	$194,500	$64,928	$—
Net operating expenses	88,937	27,978	841
Net investment income (loss) before excise and other tax expense	105,563	36,950	(841)
Excise and other tax expense	1,333	—	—
Net investment income (loss) after excise and other tax expense	104,230	36,950	(841)
Net unrealized gain	4,235	9,301	—
Net realized loss	(2,113)	—	—
Net increase (decrease) in net assets resulting from operations	$106,352	$46,251	$(841)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	For the Year Ended December 31,
	2025	2024
Interest income	$182,927	$63,354
Dividend income	11,351	1,343
Fee income	222	231
Total investment income	$194,500	$64,928

For the years ended December 31, 2025 and 2024, the increase in total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio at fair value was $2,783,476 and $1,216,443 at December 31, 2025 and 2024, respectively. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base. We commenced operations on December 20, 2023 and made no investments in the period ended December 31, 2023.

Expenses

Expenses were as follows:

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
	2025	2024	2023
Interest expense	$68,141	$22,277	$—
Management Fees	25,674	7,191	—
Income based Incentive Fees	15,614	5,515	—
Administrative services	2,719	1,955	5
Professional fees	1,722	2,003	81
Board of Trustees’ fees	226	190	16
Organization costs	—	—	1,024
Other general and administrative	3,266	1,860	22
Amortization of deferred offering costs	26	773	18
Total operating expenses	117,388	41,764	1,166
Management Fees waived	(12,837)	(3,596)	—
Incentive Fees waived	(15,614)	(5,515)	—
Expense support	—	(4,675)	(325)
Net operating expenses	88,937	27,978	841
Excise and other tax expense	1,333	—	—
Net expenses	$90,270	$27,978	$841

Interest expense for the years ended December 31, 2025 and 2024, was driven by borrowings in our Revolving Credit Facilities and Repurchase Obligations (each as defined below). For the period ended December 31, 2023 there was no interest expense because we had no borrowings in our Revolving Credit Facilities or Repurchase Obligations. Management Fees for the years ended December 31, 2025 and 2024 were driven by our deployment of capital. For the period ended December 31, 2023 there were no management fees because there was no deployment of capital and investors did not yet purchase Common Shares. For the years ended December 31, 2025 and 2024, the Adviser waived Management Fees of $12,837 and $3,596, respectively.

For the years ended December 31, 2025 and 2024, the Incentive Fees earned related to pre-Incentive Fee net investment income were $15,614 and $5,515, respectively, all of which was waived by the Adviser. There were no accrued capital gains based incentive fees based on our cumulative net realized and unrealized depreciation as of year end. The accrual for any capital gains based incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see “Item 8. Consolidated Financial Statements and Supplementary Data– Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

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

For the years ended December 31, 2025 and 2024, the Company incurred U.S. federal excise tax amounting to $120 and $0, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025 and 2024, we recorded a net tax expense of $1,213 and $0, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Unrealized Gain

Net change in unrealized gain was comprised of the following:

	For the Year Ended December 31,
	2025	2024
Net change in unrealized gain on investments	$6,297	$9,301
Net change in unrealized loss on derivative instruments	(376)	—
Net change in unrealized loss on translation of assets and liabilities in foreign currencies	(1,686)	—
Net change in unrealized gain	$4,235	$9,301

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2025 and 2024, the net change in unrealized gain on our investment portfolio were $6,297 and $9,301, respectively, primarily as an result of increased fair market value in our investments.

The net change in unrealized (loss) on derivative instruments for the year ended December 31, 2025 was $(376), primarily as a result of fluctuations in the EUR exchange rate.

The net change in unrealized (loss) on derivative instruments for the year ended December 31, 2024 was $0, as we did not hold any foreign currencies.

The net change in unrealized (loss) on foreign currency translations for the year ended December 31, 2025 was $(1,686), primarily as a result of fluctuations in the EUR exchange rate.

The net change in unrealized (loss) on foreign currency translations for the year ended December 31, 2024 was $0, as we did not hold any foreign currencies.

Net Realized (Loss)

The realized (loss) on fully exited and partially exited investments consisted of the following:

	For the Year Ended December 31,
	2025	2024
Net realized loss on investments	$(1,250)	$—
Net realized loss on derivative instruments	(167)	—
Net realized loss on foreign currency transactions	(696)	—
Net realized loss	$(2,113)	$—

The realized gain (loss) on fully exited and partially exited investments for the years ended December 31, 2025 and 2024 were $(1,250) and $0, respectively.

The realized (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the years ended December 31, 2025 and 2024 were $(167) and $0, respectively.

The realized (loss) on foreign currency transactions for the years ended December 31, 2025 and 2024 were $(696) and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of December 31, 2025, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of December 31, 2025 and 2024, we had Revolving Credit Facilities outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of December 31, 2025 and 2024, we had an aggregate amount of $1,405,301 and $674,121, respectively, of senior securities outstanding, our asset coverage ratio was 199.5% and 190.2%, respectively, and our asset coverage per unit was $1,996 and $1,904, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of December 31, 2025 and 2024, we had $122,052 and $104,380, respectively, in cash and cash equivalents. During the year ended December 31, 2025 and 2024, cash used in operating activities was $1,400,635 and $1,147,085, respectively, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and net investment income for the year. Cash provided by financing activities was $1,420,689 and $1,248,585 during the year ended December 31, 2025 and 2024, respectively, primarily as a result of proceeds from the issuance of Common Shares and net borrowings on our Revolving Credit Facilities.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	94,813
June 9, 2025	3,611,344	99,477
July 28, 2025	4,354,433	118,957
September 17, 2025	4,769,430	132,190
October 20, 2025	4,398,406	120,480
November 14, 2025	4,944,995	136,637
Total	28,156,353	$772,946

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

During the years ended December 31, 2025 and 2024, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2025 and 2024, we had received Capital Commitments totaling $1,723,630 and $1,639,580 ($355,645 and $1,039,541 remaining undrawn), respectively, of which $32,650 and $32,650 ($6,530 and $20,570 remaining undrawn), respectively, was from affiliates of the Adviser.

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

Borrowings

As of December 31, 2025 and 2024, we had an aggregate principal amount of $1,403,801 and $672,621, respectively, of net borrowings outstanding.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described “Item 1A. Risk Factors.” There have been no material changes in our critical accounting estimates.

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

As of December 31, 2025, 95.2% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	December 31, 2025
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$49,844	$28,076	$21,768
Up 100 basis points	24,922	14,038	10,884
Down 100 basis points	(24,922)	(14,038)	(10,884)
Down 200 basis points	(49,736)	(28,076)	(21,660)

(1)
Excludes the impact of Incentive Fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facilities and Repurchase Obligations. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment.

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	85
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	86
Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024 and for the period from September 29, 2023 (seeding) to December 31, 2024	87
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025, December 31, 2024 and for the period from September 29, 2023 (seeding) to December 31, 2024	88
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and for the period from September 29, 2023 (seeding) to December 31, 2024	89
Consolidated Schedules of Investments as of December 31, 2025 and December 31, 2024	90
Notes to Consolidated Financial Statements	108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

Diameter Credit Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Diameter Credit Company (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2025, and the period from September 29, 2023 (seeding) to December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025, and the period from September 29, 2023 (seeding) to December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodians, brokers, and others; when replies were not received from the custodians, brokers, and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 12, 2026

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,767,878 and $1,207,142 at December 31, 2025 and December 31, 2024, respectively)	$2,783,476	$1,216,443
Total investments, at fair value	2,783,476	1,216,443
Cash and cash equivalents (restricted cash of $61,386 and $90,308 at December 31, 2025 and December 31, 2024, respectively)	122,052	104,380
Derivative contracts, at fair value (net proceeds $)	44	—
Receivable for investments sold	15,591	23,451
Interest receivable	18,393	8,449
Dividends receivable	1,321	103
Deferred financing costs	11,013	2,643
Deferred offering costs	—	26
Other assets	25	25
Total Assets	$2,951,915	$1,355,520
Liabilities
Revolving Credit Facilities	$1,276,432	$495,300
Repurchase Obligations	127,369	177,321
Distributions payable	34,674	18,885
Payable for investments purchased	92,602	43,294
Interest payable	13,892	7,831
Derivative liabilities, at fair value	420	—
Management Fees payable	4,420	1,710
Due to affiliates	104	1,868
Board of Trustees' fees payable	72	53
Accrued expenses and other liabilities	2,106	—
Total Liabilities	1,552,091	746,262
Commitments and contingencies (Note 8)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 51,369,200 and 22,890,180 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	51	23
Additional paid in capital	1,380,028	595,503
Distributable earnings	18,245	12,232
Total Net Assets Applicable to Common Shares	1,398,324	607,758
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$2,951,915	$1,355,520
Net Asset Value Per Common Share	$27.22	$26.55

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
	2025	2024	2023
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$182,927	$63,354	$—
Dividend income	11,351	1,343	—
Fee income	222	231	—
Total Investment Income	194,500	64,928	—
Operating Expenses
Interest expense	68,141	22,277	—
Management Fees	25,674	7,191	—
Income based Incentive Fees	15,614	5,515	—
Administrative services	2,719	1,955	5
Professional fees	1,722	2,003	81
Board of Trustees’ fees	226	190	16
Organization costs	—	—	1,024
Other general and administrative	3,266	1,860	22
Amortization of deferred offering costs	26	773	18
Total Operating Expenses	117,388	41,764	1,166
Management Fees waived	(12,837)	(3,596)	—
Incentive Fees waived	(15,614)	(5,515)	—
Expense support	—	(4,675)	(325)
Net Operating Expenses	88,937	27,978	841
Net Investment Income (Loss) before excise and other tax expense	105,563	36,950	(841)
Excise and other tax expense	1,333	—	—
Net investment income (loss) after excise and other tax expense	104,230	36,950	(841)
Net Realized Gains (Losses)
Net realized loss
Non-controlled/non-affiliated investments	(1,250)	—	—
Derivative instruments	(167)	—	—
Foreign currency transactions	(696)	—	—
Net realized loss	(2,113)	—	—
Net change in unrealized gain (loss)
Non-controlled/non-affiliated investments	6,297	9,301	—
Derivative instruments	(376)	—	—
Translation of assets and liabilities in foreign currencies	(1,686)	—	—
Net change in unrealized gain	4,235	9,301	—
Net Realized and Unrealized Gain	2,122	9,301	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$106,352	$46,251	$(841)
Series A Preferred Shares dividends	180	180	5
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Shareholders	$106,172	$46,071	$(846)
Earnings (Loss) per Common Share	$3.08	$4.30	$(14.10)
Weighted average shares of Common Shares outstanding	34,504,895	10,716,342	60,000

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

	Common Shares
	Shares	Par (1)(2)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance as of September 29, 2023 (seeding)	—	$—	$—	$—	$—
Issuance of Common Shares	60,000	—	1,500	—	1,500
Net Decrease in Net Assets Resulting from Operations:
Net investment (loss)	—	—	(144)	(697)	(841)
Series A Preferred Shares dividends	—	—	—	(5)	(5)
Total increase (decrease) for the period from September 29, 2023 (seeding) through December 31, 2023	60,000	—	1,356	(702)	654
Balance at December 31, 2023	60,000	—	1,356	(702)	654
Issuance of Common Shares	22,776,214	23	593,516	—	593,539
Reinvestment of distributions	53,966	—	1,404	—	1,404
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	(773)	37,723	36,950
Net unrealized gain	—	—	—	9,301	9,301
Series A Preferred Shares dividends	—	—	—	(180)	(180)
Common shares distributions from earnings	—	—	—	(33,910)	(33,910)
Total increase for the year ended December 31, 2024	22,830,180	23	594,147	12,934	607,104
Balance at December 31, 2024	22,890,180	23	595,503	12,232	607,758
Issuance of Common Shares	28,156,353	28	772,918	—	772,946
Reinvestment of distributions	322,667	—	8,721	—	8,721
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	2,886	101,344	104,230
Net realized (loss)	—	—	—	(2,113)	(2,113)
Net unrealized gain	—	—	—	4,235	4,235
Series A Preferred Shares dividends	—	—	—	(180)	(180)
Common shares distributions from earnings	—	—	—	(97,273)	(97,273)
Total increase for the year ended December 31, 2025	28,479,020	28	784,525	6,013	790,566
Balance at December 31, 2025	51,369,200	$51	$1,380,028	$18,245	$1,398,324

(1)
The par amount at December 31, 2023 is less than 1.
(2)
The par amount on reinvestment of distributions is less than 1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
	2025	2024	2023
Operating Activities
Net increase (decrease) in net assets resulting from operations	$106,352	$46,251	$(841)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,823,022)	(1,351,684)	—
Proceeds from principal repayments and sales of investments	276,719	152,531	—
Net realized loss on investments	1,250	—	—
Net realized loss on derivative instruments	167	—	—
Net realized loss on foreign currency transactions	696	—	—
Net unrealized (gain) on investments	(6,297)	(9,301)	—
Net unrealized loss on derivative instruments	376	—	—
Net unrealized loss on translation of assets and liabilities in foreign currencies	1,686	—	—
Accretion of discounts	(7,441)	(5,642)	—
Payment in-kind interest capitalized	(3,548)	(1,132)	—
Payment in-kind dividends capitalized	(4,694)	(1,215)	—
Amortization of deferred financing costs	2,124	872	—
Amortization of deferred offering costs	26	773	18
Net payments from settlements of derivative instruments	(167)	—	—
Changes in operating assets and liabilities:
Receivable for investments sold	7,860	(23,451)	—
Interest receivable	(9,944)	(8,449)	—
Dividends receivable	(1,218)	(103)	—
Other assets	—	15	(40)
Payable for investments purchased	49,308	43,294	—
Interest payable	6,061	7,831	—
Management Fees payable	2,710	1,710	—
Due to affiliates	(1,764)	1,714	154
Board of Trustees' fees payable	19	37	—
Accrued expenses and other liabilities	2,106	(1,136)	1,152
Net Cash Provided by (Used in) Operating Activities	(1,400,635)	(1,147,085)	443
Financing Activities
Proceeds from Repurchase Obligations	227,156	231,381	—
Repayments of Repurchase Obligations	(277,108)	(54,060)	—
Borrowings of Revolving Credit Facilities	1,403,832	1,086,600	—
Repayments of Revolving Credit Facilities	(622,700)	(591,300)	—
Deferred financing costs paid	(10,494)	(3,515)	—
Proceeds from issuance of Common Shares, net of deferred offering costs of ($0, $254 and $458 as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively)	772,946	593,285	1,042
Proceeds from issuance of Preferred Shares, net of deferred offering costs of $0, $0 and $108 as at December 31, 2025, December 31, 2024 and December 31, 2023, respectively)	—	—	1,395
Distributions paid in cash	(72,943)	(13,806)	—
Net Cash Provided by Financing Activities	1,420,689	1,248,585	2,437
Net Increase in Cash, Cash Equivalents and Restricted Cash	20,054	101,500	2,880
Effect of exchange rate changes on cash and cash equivalents	(2,382)	—	—
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	104,380	2,880	—
Cash, Cash Equivalents and Restricted Cash, End of Period	$122,052	$104,380	$2,880
Supplemental Information and Non-Cash Activities
Interest paid during the period	$59,956	$13,575	$—
Excise and other taxes paid	$102	$—	$—
Reinvestment of distributions during the period	$8,721	$1,404	$—

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/05/2025	9/6/2032	$-	$(60)	$(63)
Quantum Leap Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/05/2025	9/6/2032	-	(36)	(38)
Quantum Leap Buyer LLC	(6)	Term Loan	8.17%	SOFR	4.50%	9/05/2025	9/6/2032	12,500	12,380	12,375
								12,500	12,284	12,274	0.88%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.22%	SOFR	6.25%	9/29/2025	3/1/2029	3,175	3,063	3,043
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(27)	(31)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	9.97%	SOFR	6.25%	9/29/2025	3/1/2029	25,310	24,959	24,905
								28,485	27,995	27,917	2.00%
Automobile Components
Purflux Holding S.À R.L.	(6)(7)(13)	Term Loan	8.51%	EURIBOR	6.50%	11/03/2025	11/4/2030	54,619	52,265	53,325
Ranger Intermediate II, LLC	(6)	Term Loan	9.36%	SOFR	5.50%	10/28/2025	10/28/2031	74,900	73,810	73,810
								129,519	126,075	127,135	9.09%
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	30,000	29,908	30,210
								30,000	29,908	30,210	2.16%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/06/2025	3/6/2027	-	(20)	(89)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	P	5.00%	3/06/2025	3/6/2031	1,846	1,801	1,694
ASP Integrity Acquisition Co LLC	(6)	Term Loan	8.74%	SOFR	5.00%	3/06/2025	3/6/2032	36,646	36,404	35,840
								38,492	38,185	37,445	2.68%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.53%	SOFR	4.75%	10/31/2024	10/31/2030	26,932	26,471	25,957
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/31/2024	10/31/2030	-	(119)	(230)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	8.79%	SOFR	4.75%	10/31/2024	10/31/2030	24,813	24,512	24,242
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	5.00%	10/11/2024	10/14/2031	21,512	21,222	21,624
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/14/2031	-	(44)	-
Cobalt Service Partners, LLC	(6)	Term Loan	8.42%	SOFR	5.00%	10/11/2024	10/14/2031	25,396	25,187	25,396
Grid Alliance Partners LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/01/2025	7/1/2030	-	(67)	-
Grid Alliance Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	7/01/2025	7/1/2030	-	(84)	(47)
Grid Alliance Partners LLC	(6)	Term Loan	8.42%	SOFR	4.75%	7/01/2025	7/1/2032	49,196	48,739	48,950

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Commercial Services & Supplies (continued)
GSP Midco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	10/17/2025	10/17/2031	$-	$(241)	$(241)
GSP Midco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/17/2025	10/17/2031	-	(19)	(19)
GSP Midco LLC	(6)	Term Loan	8.63%	SOFR	4.75%	10/17/2025	10/17/2031	24,938	24,456	24,456
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.28%	SOFR	5.25%	1/22/2024	12/18/2028	7,913	7,784	7,519
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.24%	SOFR	5.25%	1/22/2024	12/18/2028	2,188	2,149	2,074
One Silver Serve, LLC	(6)	Term Loan	9.07%	SOFR	5.25%	1/22/2024	12/18/2028	13,803	13,633	13,306
R.R. Donnelley & Sons Company	(6)	Term Loan	8.47%	SOFR	4.75%	8/12/2024	8/8/2029	62,930	61,566	61,482
								259,621	255,145	254,469	18.20%
Construction & Engineering
Glow Intermediate Holdings II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/31/2025	7/31/2032	-	(22)	(24)
Glow Intermediate Holdings II LLC	(4)(5)(6)	Revolving Line of Credit	8.60%	SOFR	4.75%	7/31/2025	7/31/2032	632	565	561
Glow Intermediate Holdings II LLC	(6)	Term Loan	8.42%	SOFR	4.75%	7/31/2025	7/31/2032	22,105	21,794	21,774
Kelso Industries, LLC	(6)	Term Loan	9.57%	SOFR	5.75%	12/26/2024	12/30/2029	47,850	47,083	47,036
								70,587	69,420	69,347	4.96%
Diversified Consumer Services
GarageCo Intermediate II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/01/2025	8/2/2032	-	(114)	(121)
GarageCo Intermediate II LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/01/2025	8/2/2032	-	(68)	(73)
GarageCo Intermediate II LLC	(6)	Term Loan	8.10%	SOFR	4.25%	8/01/2025	8/2/2032	16,485	16,330	16,320
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	11/10/2025	11/10/2031	-	(17)	(17)
Legacy Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/10/2025	11/10/2031	-	(42)	(42)
Legacy Service Partners, LLC	(6)	Term Loan	13.25%	SOFR	4.50%	11/10/2025	11/10/2031	27,222	26,956	26,956
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.94%	SOFR	5.25%	7/17/2025	10/2/2029	4,050	3,885	4,062
SCP WQS Buyer, LLC	(4)(6)	Term Loan	8.92%	SOFR	5.25%	7/17/2025	10/2/2029	2,494	2,472	2,484
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	8.89%	SOFR	5.00%	5/31/2024	5/31/2031	15,969	15,838	15,881
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	5/09/2025	5/31/2031	-	(44)	(245)
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	SOFR	5.00%	5/31/2024	5/31/2030	1,109	1,092	1,086
Summit Buyer, LLC	(6)	Term Loan	8.67%	SOFR	5.00%	5/31/2024	5/31/2031	35,421	35,284	35,244
								102,750	101,572	101,535	7.26%
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(8)	Delayed Draw Term Loan	7.98%	SOFR	4.25%	10/04/2024	4/3/2031	36,457	33,870	31,866
Emerald Wave 3 LLC	(4)(5)(6)(8)	Delayed Draw Term Loan			N/A	9/25/2025	9/23/2030	-	-	50
Emerald Wave 3 LLC	(6)(8)	Term Loan	9.75%		N/A	9/25/2025	9/23/2030	41,600	40,179	41,808
								78,057	74,049	73,724	5.27%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.09%	SOFR	4.25%	8/06/2024	8/6/2031	$1,890	$1,864	$1,987
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/06/2024	8/6/2031	-	(16)	-
Trystar, LLC	(6)	Term Loan	8.09%	SOFR	4.25%	8/06/2024	8/6/2031	22,563	22,472	22,788
								24,453	24,320	24,775	1.77%
Electronic Equipment, Instruments & Components
SRP Eagle Buyer Inc	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/08/2025	12/8/2031	-	(349)	(349)
SRP Eagle Buyer Inc	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/08/2025	12/8/2031	-	(140)	(140)
SRP Eagle Buyer Inc	(6)	Term Loan	8.74%	SOFR	5.00%	12/08/2025	12/8/2031	30,000	29,405	29,405
								30,000	28,916	28,916	2.07%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/06/2024	9/6/2031	-	(16)	19
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/06/2024	9/6/2031	-	(16)	-
Eclipse Buyer, Inc.	(6)	Term Loan	8.25%	SOFR	4.50%	9/06/2024	9/6/2031	22,738	22,554	22,738
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(11)	Revolving Line of Credit	7.50%	EURIBOR	3.75%	9/05/2025	6/30/2028	79,889	76,495	76,368
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(10)	-
Rialto Management Group, LLC	(6)	Term Loan	8.77%	SOFR	5.00%	12/05/2024	12/5/2030	29,333	29,115	29,627
VCI Asset Holdings 1 LLC	(6)	Term Loan	10.00%		N/A	11/24/2025	11/20/2030	37,863	37,484	37,484
								169,823	165,606	166,236	11.89%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.88% (5.00% PIK)	SOFR	6.25%	3/07/2025	3/8/2032	1,042	1,015	980
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/07/2025	3/8/2032	-	(72)	(141)
BVI Medical, Inc.	(6)	Term Loan	9.97% (5.00% PIK)	SOFR	6.25%	3/07/2025	3/8/2032	69,487	68,603	67,681
Gula Buyer Inc.	(6)	Term Loan	8.27%	SOFR	4.50%	10/25/2024	10/25/2031	49,605	49,089	49,853
								120,134	118,635	118,373	8.47%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	8.72%	SOFR	5.00%	12/19/2024	1/21/2031	9,474	9,308	9,396
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit	0.50%	SOFR	5.00%	12/19/2024	1/21/2031	3,617	3,574	3,571
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	8.72%	SOFR	5.00%	12/19/2024	1/21/2031	44,638	44,185	44,237
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.14%	SOFR	5.25%	7/08/2024	7/6/2029	22,989	22,631	22,811
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/08/2024	7/6/2029	-	(50)	(32)
CSLC MSO Buyer, LLC	(6)	Term Loan	9.02%	SOFR	5.25%	7/08/2024	7/6/2029	35,820	35,380	35,534

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Health Care Providers & Services (continued)
DP Group S.p.A.	(4)(5)(6)(7)(12)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	$-	$(127)	$(27)
DP Group S.p.A.	(6)(7)(12)	Term Loan	7.43%	EURIBOR	5.50%	7/24/2025	7/24/2032	83,383	81,907	82,424
OneOncology, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.39%	SOFR	4.50%	10/28/2025	6/10/2030	14,025	13,704	13,704
OneOncology, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/28/2025	6/11/2029	-	(95)	(95)
OneOncology, LLC	(6)	Term Loan	8.42%	SOFR	4.75%	10/28/2025	6/10/2030	7,481	7,409	7,409
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.25%	8/07/2024	8/7/2026	11,740	11,589	11,173
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.57%	SOFR	5.75%	2/07/2025	8/31/2029	18,562	18,562	18,445
								251,729	247,977	248,550	17.77%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	11.92% (4.13% PIK)	SOFR	8.25%	3/27/2024	3/8/2029	26,963	26,718	27,071
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	8/22/2024	8/22/2031	2,049	2,009	2,039
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.73%	SOFR	5.00%	8/22/2024	8/22/2030	1,612	1,535	1,582
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.23% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	43,325	42,648	43,065
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	6/20/2025	6/20/2031	-	(215)	78
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/20/2025	6/20/2031	-	(64)	(24)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	8.67%	SOFR	5.00%	6/20/2025	6/20/2031	31,395	30,966	31,238
Saguaro Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.34%	SOFR	4.50%	7/03/2025	7/2/2032	13,566	13,373	13,368
Saguaro Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	7/03/2025	7/2/2032	-	(36)	(38)
Saguaro Buyer LLC	(6)	Term Loan	8.17%	SOFR	4.50%	7/03/2025	7/2/2032	19,935	19,750	19,735
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	5/12/2025	5/6/2032	-	(72)	16
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/12/2025	5/6/2032	-	(31)	(10)
Vacation Rental Brands, LLC	(6)	Term Loan	8.92%	SOFR	5.00%	5/12/2025	5/6/2032	40,735	40,367	40,611
								179,580	176,948	178,731	12.78%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	413	395	134
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	770	755	493
Accuserve Solutions, Inc.	(6)	Term Loan	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	22,274	22,124	20,270
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.17%	SOFR	4.50%	7/25/2024	9/29/2028	733	721	736
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.50%	SOFR	4.50%	7/25/2024	9/29/2028	291	280	288
Galway Borrower LLC	(6)	Term Loan	8.17%	SOFR	4.50%	7/25/2024	9/29/2028	18,675	18,552	18,637
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	1/22/2024	10/14/2028	24,799	24,695	24,749

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Insurance (continued)
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/03/2024	4/3/2030	$-	$(18)	$-
SG Acquisition, Inc.	(6)	Term Loan	8.71%	SOFR	4.75%	4/03/2024	4/3/2030	51,554	51,282	52,069
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.69%	SOFR	5.00%	2/14/2025	4/3/2030	5,616	5,581	5,627
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	-
								125,125	124,365	123,003	8.80%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.22%	SOFR	5.50%	1/22/2024	12/6/2027	29,475	29,284	29,475
Questex, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.38%	SOFR	5.50%	11/03/2025	5/15/2029	14,181	14,045	14,081
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(38)	(20)
Questex, LLC	(6)	Term Loan	9.38%	SOFR	5.50%	5/15/2024	5/15/2029	21,837	21,543	21,684
Twitter, Inc.	(6)(8)	Term Loan	10.45%	SOFR	6.60%	1/24/2025	10/27/2029	96,030	91,265	94,556
								161,523	156,099	159,776	11.43%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(46)	-
AVSC Holding Corp.	(6)	Term Loan	8.72%	SOFR	5.00%	12/05/2024	12/5/2031	26,897	26,441	26,924
								26,897	26,395	26,924	1.93%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	11/25/2024	11/25/2030	2,220	2,058	2,382
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(117)	-
TCI Buyer LLC	(6)	Term Loan	8.47%	SOFR	4.75%	11/25/2024	11/25/2030	43,585	43,049	43,585
								45,805	44,990	45,967	3.29%
Professional Services
Accordion Partners LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/17/2025	11/17/2031	-	(19)	(19)
Accordion Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/17/2025	11/17/2031	-	(7)	(7)
Accordion Partners LLC	(6)	Term Loan	8.70%	SOFR	5.00%	12/17/2025	11/17/2031	10,727	10,701	10,701
BDO USA, P.C.	(6)	Term Loan	8.86%	SOFR	4.50%	11/03/2025	8/31/2028	2,206	2,185	2,185
BDO USA, P.C.	(6)	Term Loan	8.27%	SOFR	5.00%	1/22/2024	8/31/2028	28,894	28,698	28,894
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.62%	SOFR	4.75%	11/26/2024	11/26/2030	44,076	43,474	44,076
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/26/2024	11/26/2030	-	(78)	-
Crete PA Holdco, LLC	(6)	Term Loan	8.57%	SOFR	4.75%	11/26/2024	11/26/2030	44,186	43,645	44,186
Deerfield Dakota Holding LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.75%	9/10/2025	9/13/2032	-	(82)	(86)
Deerfield Dakota Holding LLC	(6)	Term Loan	9.42% (2.75% PIK)	SOFR	5.75%	9/10/2025	9/13/2032	92,197	91,322	91,275
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/26/2025	8/26/2032	-	(60)	(64)
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.23%	SOFR	5.50%	8/26/2025	8/26/2032	63,626	63,021	62,990

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Professional Services (continued)
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.59%	SOFR	4.75%	12/13/2024	12/13/2030	$39,470	$38,932	$39,904
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(42)	-
HowardSimon LLC	(6)	Term Loan	8.59%	SOFR	4.75%	12/13/2024	12/13/2030	22,462	22,230	22,619
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/02/2024	8/2/2030	-	(56)	-
RPX Corporation	(6)	Term Loan	9.25%	SOFR	5.50%	8/02/2024	8/2/2030	64,823	64,096	64,823
								412,667	407,960	411,477	29.43%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.50%	5/03/2024	5/3/2030	-	(49)	194
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	9.40%	SOFR	5.50%	5/03/2024	5/2/2031	42,895	42,240	43,753
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	7/01/2024	7/1/2031	170	159	166
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.97%	SOFR	5.25%	7/01/2024	7/1/2031	100	88	91
CB Buyer, Inc.	(6)	Term Loan	8.92%	SOFR	5.25%	7/01/2024	7/1/2031	15,524	15,404	15,431
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/22/2024	9/19/2029	-	(6)	-
Hyland Software, Inc.	(6)	Term Loan	8.67%	SOFR	5.00%	1/22/2024	9/19/2030	23,391	23,250	23,625
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit	8.22%	SOFR	4.50%	11/07/2024	11/7/2031	347	331	347
QBS Parent, Inc.	(6)	Term Loan	8.17%	SOFR	4.50%	12/30/2025	6/3/2032	39,427	39,264	39,664
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/01/2024	12/7/2028	-	(246)	-
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.82%	SOFR	4.50%	12/06/2024	12/8/2031	3,804	3,740	3,839
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/06/2024	12/8/2031	-	(7)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	8.82%	SOFR	4.50%	12/06/2024	12/8/2031	21,671	21,488	21,672
xAI Corp	(4)(6)(8)	Term Loan	11.12%	SOFR	7.25%	6/20/2025	6/30/2030	49,750	48,002	49,257
								197,079	193,658	198,039	14.16%
Trading Companies & Distributors
WC ORS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	6/05/2025	8/7/2031	14,492	14,295	14,536
WC ORS Buyer, Inc.	(6)	Term Loan	8.67%	SOFR	5.00%	6/30/2025	8/7/2031	20,280	20,004	20,341
								34,772	34,299	34,877
Wireless Telecommunication Services
Zayo Group Holdings Inc	(4)(6)(8)	Term Loan	6.83% (0.50% PIK)	SOFR	3.61%	9/29/2025	3/9/2027	72,075	70,196	68,602
								72,075	70,196	68,602
Total First Lien Debt								$2,601,673	$2,554,997	$2,568,302	183.67%
Second Lien Debt
Diversified Consumer Services
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan			N/A	11/10/2025	11/10/2032	$-	$(171)	$(171)
Legacy Service Partners, LLC	(6)	Term Loan	13.25% (13.25% PIK)		N/A	11/10/2025	11/10/2032	16,000	15,608	15,608
								16,000	15,437	15,437
Total Second Lien Debt								$16,000	$15,437	$15,437	1.10%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Automobile Components
Ranger Parent I, Inc.		Preferred Shares	14.50% PIK		N/A	10/28/2025		21,773	$21,349	$21,338
								21,773	21,349	21,338	1.53%
Capital Markets
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z1 Preferred Shares	12.00% PIK		N/A	8/12/2025		10,463	10,313	10,463
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z2 Preferred Shares	13.50% PIK		N/A	8/12/2025		10,231	10,082	10,334
								20,694	20,395	20,797	1.49%
Financial Services
Eclipse Topco, Inc.		Preferred Shares	12.50% PIK		N/A	9/06/2024		7,114	6,993	7,179
								7,114	6,993	7,179	0.51%
Health Care Providers & Services
SVP MVP Holdings, L.P.		Preferred Units	12.50% PIK		N/A	12/04/2024		41,450	41,029	41,090
								41,450	41,029	41,090	2.94%
Insurance
AH Parent, Inc.		Series A Preferred Shares	10.00%		N/A	9/27/2024		25,700	25,325	26,060
HIG Intermediate, Inc.		Series A Preferred Shares	10.50%		N/A	12/10/2024		15,000	14,775	14,835
								40,700	40,100	40,895	2.92%
Media
NEP Group Holdings, Inc.	(14)	Series B Preferred Shares	15.00% PIK		N/A	10/16/2025		10,400	10,400	10,400
								10,400	10,400	10,400	0.74%
Total Preferred Equity									$140,266	$141,699	10.13%
Other Equity
Automobile Components
Ranger Parent I, Inc.		Warrants Shares			N/A	10/28/2025		14,456	$-	$-
								14,456	-	-	0.00%
Commercial Services & Supplies
Grid Alliance Partners, LLC	(14)	Common Units			N/A	6/30/2025		8,487	8,487	8,368
GSP Topco LLC		Common Units			N/A	10/17/2025		10,000	10,000	10,000
								18,487	18,487	18,368	1.31%
Construction & Engineering
Glow Intermediate Holdings III, LLC	(14)	Common Shares			N/A	7/28/2025		7,000	6,918	6,998
								7,000	6,918	6,998	0.50%
Electronic Equipment, Instruments & Components
SRP Eagle Investment Holdings LLC		Class A-1 Units			N/A	12/08/2025		10,000,000	10,000	10,000
								10,000,000	10,000	10,000	0.72%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Other Equity (continued)
Financial Services
VCI Asset Holdings 1 LLC	(14)	Class B Interests			N/A	11/19/2025		1,237	$1,273	$1,273
								1,237	1,273	1,273	0.09%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC		Class A-1 Common Units			N/A	8/12/2025		1,000,000	1,000	1,000
SCP CDH Holdings, LLC		Class B Units			N/A	12/31/2025		1,900	174	174
SCP CDH Holdings, LLC		Common Units			N/A	12/31/2025		20,000	1,826	1,826
								1,021,900	3,000	3,000	0.21%
Hotels, Restaurants & Leisure
Saguaro Buyer, LLC		Class R Common Units			N/A	7/03/2025		10,000	10,000	10,000
								10,000	10,000	10,000	0.72%
Personal Care Products
TCI Buyer LLC		Common Units			N/A	11/14/2024		75,000	7,500	8,399
								75,000	7,500	8,399	0.60%
Total Other Equity									$57,178	$58,038	4.15%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,767,878	$2,783,476	199.06%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(8)								$43,457	$43,457
JPMorgan US Government Money Market Fund	(8)								31,536	31,536
Other Cash and Cash Equivalents									47,059	47,059
									122,052	122,052
Total Cash and Cash Equivalents									$122,052	$122,052	8.73%
Total Portfolio Investments, Cash and Cash Equivalents									$2,889,930	$2,905,528	207.79%

(1)
The terms “the Company” “we” “us” and “our” mean Diameter Credit Company unless the context specifically requires otherwise. The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may therefore be deemed to be "restricted securities" under the Securities Act. These securities may be resold only in transactions that are exempt from registration under the Securities Act. All equity investments are non-income producing unless otherwise noted.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Stockholm Interbank Offered Rate ("STIBOR") or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the “Board” and the members thereof, each, a “Trustee” and collectively, the “Trustees”). Unless otherwise indicated by footnote 8 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

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

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accordion Partners LLC	Revolving Line of Credit	$1,312
Accordion Partners LLC	Delayed Draw Term Loan	7,960
Accuserve Solutions, Inc.	Delayed Draw Term Loan	2,684
Accuserve Solutions, Inc.	Revolving Line of Credit	2,310
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	23,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	5,077
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,900
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	7,212
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	1,550
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	1,875
CB Buyer, Inc.	Delayed Draw Term Loan	2,538
CB Buyer, Inc.	Revolving Line of Credit	1,479
Cobalt Service Partners, LLC	Delayed Draw Term Loan	22,544
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	4,048
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	6,618
Deerfield Dakota Holding LLC	Revolving Line of Credit	8,571
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	6,363
DP Group S.p.A.	Delayed Draw Term Loan	13,522
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Emerald Wave 3 LLC	Delayed Draw Term Loan	10,000
Galway Borrower LLC	Delayed Draw Term Loan	1,487
Galway Borrower LLC	Revolving Line of Credit	1,373
GarageCo Intermediate II LLC	Revolving Line of Credit	7,273
GarageCo Intermediate II LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings II LLC	Delayed Draw Term Loan	3,158
Glow Intermediate Holdings II LLC	Revolving Line of Credit	4,105
Grid Alliance Partners LLC	Revolving Line of Credit	9,375
Grid Alliance Partners LLC	Delayed Draw Term Loan	14,430
GSP Midco LLC	Revolving Line of Credit	1,000
GSP Midco LLC	Delayed Draw Term Loan	25,000
HowardSimon LLC	Delayed Draw Term Loan	13,533
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	9,524
Intrum Investments and Financing AB (PUBL)	Revolving Line of Credit	1,485
Legacy Service Partners, LLC	Revolving Line of Credit	4,242
Legacy Service Partners, LLC	Delayed Draw Term Loan	3,535
Legacy Service Partners, LLC	Second Lien Delayed Draw Loan	14,000
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	431
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	3,348
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	995
OneOncology, LLC	Revolving Line of Credit	10,000
OneOncology, LLC	Delayed Draw Term Loan	38,475
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,473
Quantum Leap Buyer LLC	Delayed Draw Term Loan	12,500
Quantum Leap Buyer LLC	Revolving Line of Credit	3,750
Questex, LLC	Revolving Line of Credit	2,830
Rialto Management Group, LLC	Revolving Line of Credit	1,533

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	31,395
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer LLC	Revolving Line of Credit	3,828
Saguaro Buyer LLC	Delayed Draw Term Loan	12,619
SCP WQS Buyer, LLC	Delayed Draw Term Loan	28,450
SG Acquisition, Inc.	Revolving Line of Credit	3,386
SRP Eagle Buyer Inc	Revolving Line of Credit	7,059
SRP Eagle Buyer Inc	Delayed Draw Term Loan	17,647
Summit Buyer, LLC	Revolving Line of Credit	3,457
Summit Buyer, LLC 1	Delayed Draw Term Loan	23,022
TCI Buyer LLC	Delayed Draw Term Loan	21,564
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	4,070
Trystar, LLC	Delayed Draw Term Loan	6,240
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	6,977
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	14,928
Vacation Rental Brands, LLC	Revolving Line of Credit	3,405
World Insurance Associates, LLC	Delayed Draw Term Loan	4,384
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$676,174
(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, non-qualifying assets represented 9.38% of total assets as in accordance with regulatory requirements.
(8)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of December 31, 2025. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.
(9)
The headquarters of this portfolio company is located in Germany.
(10)
The headquarters of this portfolio company is located in Canada.
(11)
The headquarters of this portfolio company is located in Sweden.
(12)
The headquarters of this portfolio company is located in Italy.
(13)
The headquarters of this portfolio company is located in France.
(14)
Ownership of equity investments may occur through a holding company or partnership.

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	41,809	EUR	35,419	3/18/2026	$44
Goldman Sachs Bank USA	USD	41,158	EUR	35,000	9/16/2026	(420)
Total Foreign Currency Forward Contracts						(376)

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	01/22/2024	9/30/2026	$30,000	$29,784	$30,090
								30,000	29,784	30,090	4.95%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	10/31/2024	10/31/2030	-	(364)	(364)
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/31/2024	10/31/2030	-	(146)	(146)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	9.59%	SOFR	5.00%	10/31/2024	10/31/2030	25,000	24,635	24,636
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	2,126	1,902	1,902
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/10/2031	-	(51)	(51)
Cobalt Service Partners, LLC	(6)	Term Loan	9.08%	SOFR	5.00%	10/11/2024	10/10/2031	25,588	25,341	25,341
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	10.03%	SOFR	5.00%	01/22/2024	12/18/2028	8,436	8,257	8,427
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	01/22/2024	12/18/2028	-	(52)	(13)
One Silver Serve, LLC	(6)	Term Loan	9.48%	SOFR	5.00%	01/22/2024	12/18/2028	13,944	13,714	13,888
R.R. Donnelley & Sons Company	(6)	Term Loan	9.11%	SOFR	4.75%	08/12/2024	8/8/2029	74,164	72,112	72,235
R.R. Donnelley & Sons Company	(4)	Corporate Bond	10.42%		N/A	07/30/2024	8/1/2029	500	500	508
								149,758	145,848	146,363	24.08%
Construction & Engineering
Kelso Industries, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.75%	12/26/2024	12/30/2029	-	-	-
Kelso Industries, LLC	(6)	Term Loan	10.10%	SOFR	5.75%	12/26/2024	12/30/2029	36,111	35,389	35,389
								36,111	35,389	35,389	5.82%
Diversified Consumer Services
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.26%	SOFR	4.75%	05/31/2024	5/31/2031	7,631	7,550	7,661
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	05/31/2024	5/31/2031	-	(21)	-
Summit Buyer, LLC	(6)	Term Loan	9.08%	SOFR	4.75%	05/31/2024	5/31/2031	35,780	35,616	35,780
								43,411	43,145	43,441	7.15%
Diversified Telecommunication Services
Connect Holding II LLC	(4)(5)(6)(9)	Delayed Draw Term Loan	8.59%	SOFR	4.25%	10/04/2024	4/3/2031	20,601	15,243	16,397
Connect Holding II LLC	(4)(5)(6)(9)	Revolving Line of Credit	8.56%	SOFR	4.25%	10/22/2024	4/3/2031	8,505	7,533	7,594
								29,106	22,776	23,991	3.95%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	4
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	08/06/2024	8/6/2031	-	(19)	(8)
Trystar, LLC	(6)	Term Loan	9.03%	SOFR	4.50%	08/06/2024	8/6/2031	22,791	22,683	22,745
								22,791	22,645	22,741	3.74%
Energy Equipment & Services
Enverus Holdings, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	01/22/2024	12/24/2029	-	(5)	28
Enverus Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	72	54	72
Enverus Holdings, Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/24/2029	31,729	31,490	32,047
								31,801	31,539	32,147	5.29%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	09/06/2024	9/6/2031	$-	$(18)	$27
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	09/06/2024	9/6/2031	-	(19)	-
Eclipse Buyer, Inc.	(6)	Term Loan	9.26%	SOFR	4.75%	09/06/2024	9/6/2031	22,738	22,521	22,784
Rialto Management Group, LLC	(4)(5)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2030	-	(8)	(8)
Rialto Management Group, LLC	(6)	Term Loan	9.53%	SOFR	5.00%	12/05/2024	12/5/2030	24,167	23,928	23,928
								46,905	46,404	46,731	7.69%
Health Care Equipment & Supplies
Gula Buyer Inc.	(6)	Term Loan	9.55%	SOFR	5.00%	10/25/2024	10/25/2031	49,980	49,372	49,372
								49,980	49,372	49,372	8.12%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	4,869	4,806	4,806
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/19/2024	1/21/2031	-	(52)	(52)
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	9.37%	SOFR	5.00%	12/19/2024	1/21/2031	36,980	36,610	36,610
CSLC MSO Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	07/08/2024	7/6/2029	-	(234)	(7)
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	07/08/2024	7/6/2029	-	(64)	(36)
CSLC MSO Buyer, LLC	(6)	Term Loan	9.93%	SOFR	5.50%	07/08/2024	7/6/2029	36,183	35,612	35,857
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	08/07/2024	8/31/2029	-	(138)	150
								78,032	76,540	77,328	12.72%
Health Care Technology
Next Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	6.00%	01/22/2024	11/11/2030	-	(7)	50
Next Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	11/9/2029	-	(9)	-
Next Holdco, LLC	(6)	Term Loan	10.27%	SOFR	6.00%	01/22/2024	11/11/2030	11,006	10,910	11,116
								11,006	10,894	11,166	1.84%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	12.58% (4.13% PIK)	SOFR	8.25%	03/27/2024	3/8/2029	25,864	25,542	25,915
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	08/22/2024	8/22/2031	-	(24)	-
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.45%	SOFR	5.00%	08/22/2024	8/22/2030	496	403	446
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	10.02%	SOFR	5.00%	08/22/2024	8/22/2031	42,452	41,652	42,027
								68,812	67,573	68,388	11.25%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	03/15/2024	3/15/2030	$-	$(19)	$-
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	03/15/2024	3/15/2030	-	(27)	-
Accuserve Solutions, Inc.	(6)	Term Loan	10.03%	SOFR	5.25%	03/15/2024	3/15/2030	22,530	22,341	22,530
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	5.50%	07/25/2024	9/29/2028	389	377	389
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.82%	SOFR	4.50%	07/25/2024	9/29/2028	139	124	126
Galway Borrower LLC	(6)	Term Loan	8.83%	SOFR	4.50%	07/25/2024	9/29/2028	18,886	18,716	18,810
Higginbotham Insurance Agency, Inc.	(5)(6)	Delayed Draw Term Loan	9.11%	SOFR	4.75%	03/27/2024	11/24/2028	8,673	8,509	8,779
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.00%	01/22/2024	10/14/2028	17,566	17,449	17,653
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	04/03/2024	4/3/2030	-	(22)	-
SG Acquisition, Inc.	(6)	Term Loan	9.36%	SOFR	4.75%	04/03/2024	4/3/2030	54,037	53,686	54,415
								122,220	121,134	122,702	20.19%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.86%	SOFR	5.50%	01/22/2024	12/6/2027	29,775	29,482	29,775
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	05/15/2024	5/15/2029	-	(49)	(28)
Questex, LLC	(6)	Term Loan	10.02%	SOFR	5.50%	05/15/2024	5/15/2029	22,059	21,674	21,838
								51,834	51,107	51,585	8.49%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/05/2024	12/5/2029	-	(57)	(57)
AVSC Holding Corp.	(6)	Term Loan	9.36%	SOFR	5.00%	12/05/2024	12/5/2031	27,100	26,566	26,566
								27,100	26,509	26,509	4.36%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	11/25/2024	11/25/2030	-	(175)	(175)
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(140)	(140)
TCI Buyer LLC	(6)	Term Loan	9.09%	SOFR	4.75%	11/25/2024	11/25/2030	44,873	44,210	44,210
								44,873	43,895	43,895	7.22%
Professional Services
BDO USA, P.C.	(6)	Term Loan	9.52%	SOFR	5.00%	01/22/2024	8/31/2028	29,189	28,917	29,073
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	11/26/2024	11/26/2030	-	(326)	(326)
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(98)	(98)
Crete PA Holdco, LLC	(6)	Term Loan	9.52%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,534	43,534
HowardSimon LLC	(4)(5)(6)	Delayed Draw Term Loan	9.10%	SOFR	4.75%	12/13/2024	12/13/2030	12,857	12,570	12,570
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(50)	(50)
HowardSimon LLC	(6)	Term Loan	9.15%	SOFR	4.75%	12/13/2024	12/13/2030	22,689	22,408	22,408
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	08/02/2024	8/2/2030	-	(67)	(34)
RPX Corporation	(6)	Term Loan	10.02%	SOFR	5.50%	08/02/2024	8/2/2030	54,964	54,208	54,580
								163,885	161,096	161,657	26.60%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest/Dividend Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal/ Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(8)	Delayed Draw Term Loan		SOFR	5.50%	05/03/2024	5/2/2030	$-	$(58)	$-
Blitz 24-34 GmbH	(6)(7)(8)	Term Loan	10.55%	SOFR	5.50%	05/03/2024	5/2/2031	43,331	42,545	42,897
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	07/01/2024	7/1/2031	-	(19)	8
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	07/01/2024	7/1/2031	-	(15)	(5)
CB Buyer, Inc.	(6)	Term Loan	9.61%	SOFR	5.25%	07/01/2024	7/1/2031	14,336	14,203	14,293
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.00%	01/22/2024	9/19/2029	-	(8)	-
Hyland Software, Inc.	(6)	Term Loan	10.36%	SOFR	6.00%	01/22/2024	9/19/2030	23,630	23,456	23,866
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/07/2024	11/7/2031	-	(19)	(19)
QBS Parent, Inc.	(6)	Term Loan	9.27%	SOFR	4.75%	11/07/2024	11/7/2031	36,180	36,003	36,003
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.50%	03/01/2024	2/28/2031	-	(330)	160
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	12/06/2024	12/6/2031	-	(53)	(53)
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/06/2024	12/6/2031	-	(8)	(8)
TSYL Corporate Buyer, Inc.	(6)	Term Loan	9.47%	SOFR	4.50%	12/06/2024	12/6/2031	21,835	21,619	21,619
								139,312	137,316	138,761	22.83%
Total First Lien Debt								$1,146,937	$1,122,966	$1,132,256	186.30%
Equity
Common Equity
Personal Care Products
TCI Buyer LLC - Common Units		Units			N/A	11/14/2024		75,000	$7,500	$7,500
								7,500	7,500	7,500
Total Common Equity								7,500	7,500	7,500	1.23%
Preferred Equity
Financial Services
Eclipse Topco, Inc. - Preferred Shares		Shares	12.50% PIK		N/A	09/06/2024		6,061	6,181	6,183
								6,181	6,181	6,183	1.02%
Health Care Providers & Services
SVP MVP Holdings, L.P. - Preferred Units		Units	12.50% PIK		N/A	12/04/2024		30,400	30,388	30,385
								30,388	30,388	30,385	5.00%
Insurance
AH Parent, Inc. - Series A Preferred Shares		Shares	10.50% PIK		N/A	09/27/2024		25,000	25,332	25,344
HIG Intermediate, Inc. - Series A Preferred Shares		Shares	10.50% PIK		N/A	12/10/2024		15,000	14,775	14,775
								40,107	40,107	40,119	6.60%
Total Preferred Equity								76,676	$76,676	$76,687	12.62%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$1,207,142	$1,216,443	200.15%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(9)								$1,924	$1,924	0.32%
JPMorgan US Government Money Market Fund	(9)								1,523	1,523	0.25%
									3,447	3,447
Total Cash and Cash Equivalents									$3,447	$3,447	0.57%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2024

(Amounts in thousands, except share data)

Total Portfolio Investments, Cash and Cash Equivalents	$1,210,589	$1,219,890	200.72%

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

(7) The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, non-qualifying assets represented 3.16% of total assets as in compliance with regulatory requirements.

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

The Company conducted a private offering (the “Private Offering”) of its Common Shares of beneficial interest, par value $0.001 per share (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout the initial closing period and may be offered from time to time thereafter. The initial closing (the “Initial Closing”) for the acceptance of Subscription Agreements (defined below) occurred on December 21, 2023. Subsequent closings may occur at the beginning of any calendar quarter (or such other times as may be determined by the Adviser in its sole discretion) until (and including) the 12-month anniversary date of the Initial Closing, which may be extended for two (2) additional six-month periods by the Adviser. The Adviser has elected to extend the initial Private Offering period by an additional six-months with the period for subsequent closings having ended on December 21, 2025. Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement entered into with the Company. Investors will be required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to the investors.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly owned subsidiaries, Diameter Credit Company Holdings LLC ("DCC Holdings I"), Diameter Credit Company Holdings II LLC (“DCC Holdings II”), Diameter Credit Company Holdings III LLC (“DCC Holdings III”), DCC Master Investments LLC (“DCC Master”), DCC Master Investments II LLC (“DCC Master II”), DCC Master Investments III LLC (“DCC Master III”), DCC Master Investments IV LLC (“DCC Master IV”), DCC Master Investments V LLC (“DCC Master V”), and DCC Master Investments VI LLC (“DCC Master VI”), which have been determined to be “investment company subsidiaries”.

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

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the year, net of recoveries, and are recorded within net realized (loss) on the Consolidated Statements of Operations, if any.

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

Derivative instruments are measured in terms of their notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, interest rate, foreign currency and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process. The derivatives may require the Company to pay or receive an upfront fee or premium. These upfront fees or premiums are carried forward as cost or proceeds to the derivatives.

The fair values of derivative instruments are presented on a gross basis in the Consolidated Statements of Assets and Liabilities. The Company has determined it has a legal right to offset the recognized amounts with counterparty, and it intends to either settle on a gross basis or net basis. The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts; and, as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net unrealized gain on the Consolidated Statements of Operations.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current year. For the year ended December 31, 2025 and 2024, the Company recorded $1,387 and $3,509, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the year ended December 31, 2025 and 2024, the Company recorded $6,128 and $1,296, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the year ended December 31, 2025 and 2024, the Company recorded $10,061 and $1,368, respectively, in PIK dividend income.

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

As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the year ended December 31, 2025, December 31, 2024 and for the period ended December 31, 2023, the Company incurred U.S. federal excise tax amounting to $120, $0 and $0, respectively.

Corporate Tax Blocker Subsidiary

Certain investments of the Company are held through DCC Master IV, a wholly owned subsidiary of the Company that is structured as a corporation for U.S. federal income tax purposes. DCC Master IV is not eligible to elect RIC status and is therefore subject to U.S. federal, state, and local corporate income taxes on its taxable income. DCC Master IV is used primarily to hold investments that could generate unrelated business taxable income ("UBTI") or effectively connected income ("ECI") that could otherwise be allocated to certain of the Company's investors. By investing through DCC Master IV, the Company seeks to minimize the pass-through of such income to investors.

The Company accounts for the income taxes of DCC Master IV in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities of DCC Master IV. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized.

For the year ended December 31, 2025, DCC Master IV recorded a current income tax expense of $1,186 and a deferred income tax expense of $15, resulting in a total income tax expense of $1,201. As of December 31, 2024, DCC Master IV had net deferred tax liabilities of $0.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.

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

The Adviser has agreed to waive all Management Fees in excess of 0.625% of the Company's gross assets until January 19, 2028.

For the year ended December 31, 2025 and 2024, Management Fees earned were $25,674 and $7,191, respectively, wherein $12,837 and $3,596, respectively, of which were waived by the Adviser. As of December 31, 2025, and 2024, $4,420 and $1,710, respectively, was payable to the Adviser relating to Management Fees.

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

Incentive Fee on Pre-Incentive Fee Net Investment Income:

The first component of the Incentive Fee, which is payable only following January 19, 2028, will be payable at the end of each quarter in arrears, and will equal 100% of the Company’s pre-Incentive Fee net investment income in excess of a 1.75% quarterly “hurdle rate”, the calculation of which is further explained below, until the Adviser has received 15.0% of the Company’s total pre-Incentive Fee net investment income for that quarter and for pre-Incentive Fee net investment income in excess of 2.0588% (8.2352% annualized) quarterly, 15.0% of all remaining pre-Incentive Fee net investment income for that quarter. The 100% “catch-up” provision for pre-Incentive Fee net investment income in excess of the 1.75% “hurdle rate” (7.0% annualized) is intended to provide the Adviser with an Incentive Fee of 15.0% on all pre-Incentive Fee net investment income when that amount equals 2.0588% in a quarter (8.2352% annualized), which is the rate at which catch-up is achieved. Once the hurdle rate is reached and catch-up is achieved, 15.0% of all remaining pre-Incentive Fee net investment income for that quarter is payable to the Adviser.

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

For the year ended December 31, 2025 and 2024, Incentive Fees earned based on pre-Incentive Fee net investment income were $15,614 and $5,515, respectively, all of which were waived by the Adviser. As of December 31, 2025 and 2024, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

Capital Gains Fee:

The second component of the Incentive Fee, which is payable only following January 19, 2028, will be payable at the end of each fiscal year in arrears, and will equal 15.0% of the Company’s cumulative realized capital gains from the fiscal quarter following January 19, 2028 to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation (the "Capital Gains Fee"). Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. The Company accrues, but does not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain.

For the year ended December 31, 2025, no Incentive Fees on capital gains were earned. As of December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the year ended December 31, 2025, December 31, 2024 and for the period ended December 31, 2023, the Company incurred $2,719, $1,955 and $5, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $104 and $1,545, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
December 31, 2025	—	—	—
	$5,000	$—	$5,000

As of December 31, 2025, the Adviser has provided written commitments for Expense Payments for $5,000. The Company has not made any Reimbursement Payments to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,554,997	$2,568,302	92.27%	$1,122,966	$1,132,256	93.08%
Second lien debt	15,437	15,437	0.55	—	—	—
Other equity	57,178	58,038	2.09	7,500	7,500	0.62
Preferred equity	140,266	141,699	5.09	76,676	76,687	6.30
Total	$2,767,878	$2,783,476	100.00%	$1,207,142	$1,216,443	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	0.44%	2.47%
Air Freight & Logistics	1.00	—
Automobile Components	5.33	—
Automobiles	1.09	—
Capital Markets	0.75	—
Chemicals	1.35	—
Commercial Services & Supplies	9.80	12.03
Construction & Engineering	2.74	2.91
Diversified Consumer Services	4.20	3.57
Diversified Telecommunication Services	2.65	1.97
Electrical Equipment	0.89	1.87
Electronic Equipment, Instruments & Components	1.40	—
Energy Equipment & Services	—	2.64
Financial Services	6.28	4.35
Health Care Equipment & Supplies	4.25	4.06
Health Care Providers & Services	10.52	8.85
Health Care Technology	—	0.92
Hotels, Restaurants & Leisure	6.78	5.62
Insurance	5.89	13.39
Interactive Media & Services	5.74	4.24
Media	1.34	2.18
Personal Care Products	1.95	4.23
Professional Services	14.79	13.29
Software	7.11	11.41
Trading Companies & Distributors	1.25	—
Wireless Telecommunication Services	2.46	—
Total	100.00%	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,395	$20,797	0.75%
France	52,265	53,325	1.92
Germany	42,191	43,947	1.58
Italy	81,781	82,397	2.96
Sweden	76,495	76,368	2.74
United States	2,494,751	2,506,642	90.05
Total	$2,767,878	$2,783,476	100.00%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Germany	$42,487	$42,897	3.53%
United States	1,164,655	1,173,546	96.47
Total	$1,207,142	$1,216,443	100.00%

As of December 31, 2025 and 2024, no loans in the portfolio were on non-accrual status.

As of December 31, 2025 and 2024, on a fair value basis, 95.2% and 97.3%, respectively, of our performing debt investments bore interest at a floating rate, 4.8% and 2.7%, respectively, of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended December 31, 2025. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to September 30, 2025 without readily available market quotations subject to review by an independent valuation firm. All investments originated after September 30, 2025 were held at amortized cost due to recency of an open market transaction. As of December 31, 2025, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

The following table presents the fair value hierarchy of financial instruments:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$399,991	$2,168,311	$2,568,302
Second lien debt	—	—	15,437	15,437
Other equity	—	—	58,038	58,038
Preferred equity	—	—	141,699	141,699
Money market funds	74,993	—	—	74,993
Total	$74,993	$399,991	$2,383,485	$2,858,469

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$24,499	$1,107,757	$1,132,256
Other equity	—	—	7,500	7,500
Preferred equity	—	—	76,687	76,687
Money market funds	3,447	—	—	3,447
Total	$3,447	$24,499	$1,191,944	$1,219,890

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of year	$1,107,757	$—	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	1,170,381	15,425	49,809	64,203	1,299,818
Proceeds from principal repayments and sales of investments	(117,851)	—	(132)	(615)	(118,598)
Accretion of discounts	4,111	12	—	—	4,123
Net realized gain	1,174	—	—	3	1,177
Net unrealized gain	2,739	—	861	1,421	5,021
Fair value, end of year	$2,168,311	$15,437	$58,038	$141,699	$2,383,485
Net unrealized gain included in earnings related to financial instruments still held as of December 31, 2025 included in net unrealized gain on the Consolidated Statements of Operations	$3,099	$—	$861	$1,421	$5,381

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of year	$—	$—	$—	$—	$—
Purchases of investments including capitalized PIK interest	1,246,439	—	7,500	76,676	1,330,615
Proceeds from principal repayments	(152,301)	—	—	—	(152,301)
Accretion of discounts	5,682	—	—	—	5,682
Net unrealized gain	7,937	—	—	11	7,948
Fair value, end of year	$1,107,757	$—	$7,500	$76,687	$1,191,944
Net unrealized gain included in earnings related to financial instruments still held as of December 31, 2024 included in net unrealized gain on the Consolidated Statements of Operations	$7,937	$—	$—	$11	$7,948

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,927,288	Yield analysis	Discount rate	6.63%	12.04%	8.99%
	241,023	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	15,437	Transaction price	N/A	N/A	N/A	N/A
Investments in other equity	33,765	Market Approach	EBITDA Multiple	9.25x	14.00x	11.59x
	24,273	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	109,961	Yield analysis	Discount rate	10.81%	15.10%	12.48%
	31,738	Transaction price	N/A	N/A	N/A	N/A
Total	$2,383,485

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$700,413	Yield analysis	Discount rate	8.27%	12.34%	9.63%
	407,344	Transaction price	N/A	N/A	N/A	N/A
Investments in other equity	7,500	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	31,527	Yield analysis	Discount rate	11.31%	13.23%	11.69%
	45,160	Transaction price	N/A	N/A	N/A	N/A
Total	$1,191,944

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2025 and 2024, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2025 and 2024, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Derivatives

The Company enters into derivative instruments in the normal course of business to manage foreign currency risk.

The net fair value of foreign currency transactions are included within derivative assets, at fair value, if any, or derivative liabilities, at fair value, if any, in the Consolidated Statements of Assets and Liabilities.

The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of December 31, 2025:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$44	$—	$44	$35,419
Total derivative assets, at fair value	$—	$44	$—	$44	$35,419

Derivative liabilities
Foreign currency forward contracts	$—	$420	$—	$420	$35,000
Total derivative liabilities, at fair value	$—	$420	$—	$420	$35,000
Cash collateral posted				$3,500

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

The table below presents the impact to the Consolidated Statements of Operations from derivative instruments not designated in a qualifying hedge accounting relationship for the year ended December 31, 2025. The net change in unrealized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net change in unrealized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net realized (loss) on derivative instruments in the Consolidated Statements of Operations, if any.

For the Year Ended December 31,
2025
Net change in unrealized loss
Foreign currency forward contracts	$(376)
Net change in unrealized loss	$(376)
Realized loss
Foreign currency forward contracts	$(167)
Realized loss	$(167)

There was no impact to the Consolidated Statements of Operations from derivative instruments for the year ended December 31, 2024.

Offsetting of Derivative Instruments

The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments as of December 31, 2025. The Company did not have derivative financial instruments as of December 31, 2024.

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$44	$—	$44	$(44)	$—	$—
Total	$44	$—	$44	$(44)	$—	$—

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Pledged with Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$420	$—	$420	$(44)	$(376)	$—
Total	$420	$—	$420	$(44)	$(376)	$—

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 199.5% and 190.2%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024, January 14, 2025, August 1, 2025 and December 12, 2025, the "Citi Revolving Credit Facility" and together with the MS Revolving Credit Facility and the Barclays Revolving Credit Facility, the "Revolving Credit Facilities") with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR or Euribor plus an interest rate margin of 2.00%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 11, 2029. The total commitments under the Citi Revolving Credit Facility are $650,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $800,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024, the Company entered into a revolving credit facility (as subsequently amended on September 11, 2024, October 2, 2024 and January 23, 2025, the "MS Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.25%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on April 19, 2029. The total commitments under the MS Revolving Credit Facility are $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

Barclays Revolving Credit Facility

On October 3, 2025, the Company entered into a revolving credit facility (as subsequently amended on October 23, 2025, the "Barclays Revolving Credit Facility"), with Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto.

Borrowings under the Barclays Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.05%. Any amounts borrowed under the Barclays Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2035. The total commitments under the Barclays Revolving Credit Facility are $350,000. The Barclays Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Barclays Revolving Credit Facility to $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Barclays Revolving Credit Facility is guaranteed by DCC Holdings III.

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

As of December 31, 2025, the Company had outstanding Repurchase Obligations of $127,369. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

Issuer	Investment	Trade Date	Interest Rate
Intrum Investments and Financing AB (PUBL)	Revolver	10/9/2025	0.00013641
Purflux Holding S.À R.L.	Term Loan	11/3/2025	0.00013742
VCI Asset Holdings 1 LLC	Term Loan	12/1/2025	0.00018459
Twitter, Inc.	Term Loan	12/12/2025	0.00018283
Twitter, Inc.	Term Loan	12/22/2025	0.00018178

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$650,000	$567,732	$567,732	$82,268	$45,371
MS Revolving Credit Facility	500,000	458,700	458,700	41,300	33,904
Barclays Revolving Credit Facility	350,000	250,000	250,000	100,000	65,412
Repurchase Obligations	127,369	127,369	127,369	—	—
Total	$1,627,369	$1,403,801	$1,403,801	$223,568	$144,687

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$300,000	$265,300	$265,300	$34,700	$34,599
MS Revolving Credit Facility	300,000	230,000	230,000	70,000	44,197
Repurchase Obligations	177,321	177,321	177,321	—	—
Total	$777,321	$672,621	$672,621	$104,700	$78,796

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of December 31, 2025 and 2024, $13,763 and $7,679, respectively, of borrowing interest expense and $129 and $152, respectively, of facility commitment fees were included in interest payable. For the year ended December 31, 2025 and 2024, the weighted average interest rate on all borrowings outstanding was 6.49% and 7.70%, respectively, and the average principal debt outstanding was $993,032 and $289,213, respectively.

The components of interest expense were as follows:

	For the Year Ended December 31,
	2025	2024
Borrowing interest expense	$65,291	$20,518
Facility commitment fees	726	887
Amortization of financing costs	2,124	872
Total interest expense	$68,141	$22,277
Cash paid for interest expense	$59,956	$13,575

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and 2024, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $676,174 and 538,676, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of December 31, 2025 and 2024, the Company had uncalled equity commitments in the aggregate amount of $21,688 and $7,600, respectively.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2025 and 2024, the Company had received Capital Commitments totaling $1,723,630 and $1,639,580, respectively, ($355,645 and $1,039,541, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($6,530 and $20,570, respectively, remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
April 21, 2025	3,501,792	94,813
June 9, 2025	3,611,344	99,477
July 28, 2025	4,354,433	118,957
September 17, 2025	4,769,430	132,190
October 20, 2025	4,398,406	120,480
November 14, 2025	4,944,995	136,637
Total	28,156,353	$772,946

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
September 30, 2025	September 30, 2025	November 17, 2025	0.625	26,197
December 31, 2025	December 31, 2025	January 30, 2026	0.675	34,674
Total distributions			$2.550	$97,273

The following table summarized the Company's distributions declared to common shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 26, 2024	March 29, 2024	May 15, 2024	$0.450	$2,178
June 30, 2024	June 30, 2024	August 14, 2024	0.450	4,764
September 30, 2024	September 30, 2024	November 14, 2024	0.500	8,083
December 30, 2024	December 31, 2024	January 31, 2025	0.825	18,885
Total distributions			$2.225	$33,910

The following table summarizes the Company’s dividends declared to preferred shareholders for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
November 12, 2025	December 15, 2025	December 31, 2025	180.000	90
Total dividends			$360.000	$180

The following table summarizes the Company’s dividends declared to preferred shareholders for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2024	June 15, 2024	June 28, 2024	$191.000	$96
November 6, 2024	December 15, 2024	December 31, 2024	180.000	90
Total dividends			$371.000	$186

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

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
August 13, 2025	2,262	83,463
November 17, 2025	3,024	110,953
Total distributions	$8,721	322,667

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2024:

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2024	$102	4,007
August 14, 2024	522	20,248
November 14, 2024	780	29,711
Total distributions	$1,404	53,966

Note 10. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S federal excise taxes; (4) other non-deductible expenses; and (5) differences in the tax treatment of underlying fund investments and derivatives.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the year ended December 31, 2025, December 31, 2024 and for the period ended December 31, 2023, permanent differences were as follows:

	For the Year Ended December 31,
	2025	2024
Undistributed net investment income (loss)	$(3,748)	$773
Accumulated net realized gain	863	—
Paid In Capital	2,885	(773)

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2025 and December 31, 2024, there were none.

The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the year ended December 31, 2025 and for the period ended December 31, 2024:

	For the Year Ended December 31,
	2025 (1)	2024
Net increase in net assets resulting from operations	$106,352	$46,251
Net change in unrealized gain	(4,235)	(9,301)
Income not currently taxable	(3,253)	—
Expenses for tax not included in book income	(376)	—
Other non-deductible expenses and excise taxes	364	125
Taxable/distributable income before capital loss carryforward	98,852	37,075
Capital loss carryforward	1,250	—
Taxable/distributable income	$100,102	$37,075

(1) Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.

The components of distributable earnings (loss) as calculated on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Distributable ordinary income	$5,629	$2,980
Net change in unrealized gain	13,912	9,301
Other temporary book/tax differences	(46)	(49)
Capital loss carryforward (1):
Perpetual short-term	(1,250)	—
Total capital loss carryforward	(1,250)	—
Total distributable earnings	$18,245	$12,232

(1) Amounts available to offset future realized capital gains.

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended December 31,
	2025	2024
Gross unrealized gain	$26,365	$9,304
Gross unrealized loss	(12,453)	(3)
Net change in unrealized appreciation	$13,912	$9,301
Tax cost of investments	$2,767,501	$1,207,142

For the year ended December 31, 2025, the difference between book-basis and tax-basis unrealized gains (losses) is attributable primarily to differences in the the realization for tax purposes of unrealized gains (losses) on certain forward contracts.

During the year ended December 31, 2025, $97,453 of the dividends declared were derived from ordinary income as determined on a tax basis. During the period ended December 31, 2024, $34,095 of the dividends declared were derived from ordinary income as determined on a tax basis.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase (decrease) in net assets per common share resulting from operations:

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$106,172	$46,071	$(846)
Weighted average shares of Common Shares outstanding	34,504,895	10,716,342	60,000
Earnings (Loss) per Common Share	$3.08	$4.30	$(14.10)

Note 12. Financial Highlights and Senior Securities

The following are the financial highlights:

	For the Year Ended December 31,		For the Period from September 29, 2023 (seeding) through December 31,
Per Share Data (1)	2025	2024	2023
Net asset value per Common Share at beginning of year	$26.55	$10.90	$25.00
Net investment income (loss)	3.03	3.45	(14.01)
Net realized and unrealized gain (2)	0.06	0.87	—
Dividends to preferred shareholders (5)	(0.01)	(0.02)	(0.09)
Net increase (decrease) from operations	3.08	4.30	(14.10)
Distributions declared	(2.55)	(2.23)	—
Impact of issuance of Common Shares	0.14	13.58	—
Total increase (decrease) in net assets applicable to common shareholders from capital share transactions	(2.41)	11.35	—
Total increase (decrease) in net assets applicable to common shareholders	0.67	15.65	(14.10)
Net asset value per Common Share at end of period	$27.22	$26.55	$10.90
Total return (3)	12.13%	15.10%	(56.40)%
Ratios to Average Net Assets
Annualized ratio of net investment income (loss) to average net assets applicable to Common Shares (4)	11.17%	13.35%	(465.94)%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)	12.58%	15.09%	(496.12)%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)	9.53%	10.11%	(465.94)%
Portfolio turnover	14.54%	29.09%	N/A

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
(5)
Amount rounds to less than $0.01
(6)
The amounts reflected do not reflect the effect of excise and other tax expense.

The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding	Asset Coverage Per Unit (1)	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit (2)
Series A Preferred Shares
December 31, 2025	$1,500	$1,996	$3,000	N/A
December 31, 2024	1,500	1,904	3,000	N/A
December 31, 2023	1,500	—	3,000	N/A
Repurchase Obligations
December 31, 2025	$127,369	$1,997	$—	N/A
December 31, 2024	177,321	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Citi Revolving Credit Facility
December 31, 2025	$567,732	$1,997	$—	N/A
December 31, 2024	265,300	1,906	—	N/A
December 31, 2023	—	—	—	N/A
MS Revolving Credit Facility
December 31, 2025	$458,700	$1,997	$—	N/A
December 31, 2024	230,000	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Barclays Revolving Credit Facility
December 31, 2025	$250,000	$1,997	$—	N/A
December 31, 2024	—	1,906	—	N/A
December 31, 2023	—	—	—	N/A

(1)
Asset coverage per unit for the revolving credit facilities and Repurchase Obligations is calculated as the ratio of the Company's total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness, expressed as a dollar amount per $1,000 of indebtedness, in accordance with Section 18(h) of the 1940 Act. Asset coverage per unit for the Series A Preferred Shares is expressed as a dollar amount per share. As of December 31, 2025 and December 31, 2024, the Company's asset coverage ratio was 199.5% and 190.2%, respectively.
(2)
There is no established public trading market for any of the Company's senior securities.

Note 13. Segment Reporting

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

Note 14. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such year that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.

March Common Share Issuance

On March 2, 2026, the Company received $86,943 ($1,633 of which are from affiliates) of proceeds, relating to the issuance of 3,109,176 (58,380 of which are for affiliates) Common Shares.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Co-Chief Executive Officers and Chief Financial Officer, and effected by the Company's Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013).

Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On March 11, 2026, Matthew Gilmartin was appointed by the Board of Trustees to serve as the Company’s Chief Financial Officer, effective March 16, 2026. Mr. Gilmartin succeeds Vishal Sheth, who gave notice on October 16, 2025 of his intention to step down from his position as Chief Financial Officer. Mr. Sheth and Mr. Gilmartin will continue to work together to ensure a smooth and orderly transition of Mr. Sheth’s responsibilities.

Matthew Gilmartin is a Partner, the Chief Operating Officer and Chief Financial Officer at Diameter Capital Partners, where he joined in 2019. Mr. Gilmartin is a member of the Operating, Valuation, and Risk Committees as well as the CDO/CLO Investment Committee of Diameter Capital Partners. Prior to joining Diameter Capital Partners, Mr. Gilmartin was the Chief Operating Officer and Chief Financial Officer at River Birch Capital, LLC, a credit-focused investment firm, where he managed all non-investment functions. Prior to joining River Birch, Mr. Gilmartin held a similar position at Ore Hill Partners, a global credit asset manager with over $3bn of assets under management, from 2005 to 2011. Prior to joining Ore Hill, Mr. Gilmartin worked at Goldman Sachs as an Associate in the Fund Administration Group from 2003 to 2004. Before joining Goldman Sachs, Mr. Gilmartin worked as an auditor in the Financial Markets practices at PricewaterhouseCoopers from 2002 to 2003 and Arthur Anderson from 1999 to 2002. Mr. Gilmartin received a B.S. in Accounting from New York University’s Stern School of Business and is a Certified Public Accountant in the State of New York.

Mr. Gilmartin (i) was not appointed as the Company’s Chief Financial Officer pursuant to any arrangement or understanding with any other person; (ii) does not have a family relationship with any of the Company’s trustees or other executive officers; (iii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction in which the Company was or is a participant; and (iv) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment as the Company’s Chief Financial Officer.

10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction of the Board of Trustees. The responsibilities of the Board of Trustees include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board of Trustees consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board of Trustees, or the Independent Trustees. With respect to interested Trustees that are employed by the Adviser or one of its affiliates, such Trustees shall automatically be deemed removed as a Trustee of the Company simultaneously with the cessation of such Trustee’s employment with the Adviser or its affiliate (for any reason, including termination with or without cause). These individuals are referred to as “Independent Trustees.” Our Board of Trustees elects the Company’s executive officers, who serve at the discretion of our Board of Trustees. Our Board of Trusteeshas also established an Audit Committee, a Nominating and Corporate Governance Committee, and may establish additional committees in the future.

Board of Trustees and Executive Officers

Trustees

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Diameter Credit Company, 50 Hudson Yards, 66th Floor, New York, NY 10001.

Information regarding our Board of Trustees is as follows:

Name	Age	Position	Trustee Since
Interested Trustees:
Jonathan Lewinsohn	46	Chair of the Board, Trustee	2023
Joseph Carvalho	41	Trustee and Co-Chief Executive Officer	2024
Independent Trustees:
Amanda R. Wurtz	48	Trustee	2023
Daniel Kasell	46	Trustee	2023
Steven Bossi	65	Trustee	2024

Each trustee will hold office until his or her death, resignation, removal or disqualification. The address for each of our trustees is c/o Diameter Credit Company, 50 Hudson Yards, 66th Floor, New York, NY 10001.

Executive Officers

Information regarding the executive officers of the Company that are not Trustees is as follows:

Name	Age	Position
Ben Pasternack	40	Co-Chief Executive Officer (since 2023)
Michael Cohn	53	General Counsel and Chief Compliance Officer (since 2023)
Vishal Sheth	43	Chief Financial Officer (since 2023)

Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Trustees

The Board has determined that each of the Trustees is qualified to serve as our Trustee, based on a review of the experience, qualifications, attributes and skills of each Trustee, including those described below. The Board has determined that each Trustee has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our Trustees has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management.

Our Trustees have been divided into two groups - Independent Trustees and interested trustees. Interested trustees are “interested persons”as defined in the 1940 Act. In addition, set forth further below is a biography of each executive officer of the Company who is not a Trustee.

Interested Trustees

Jonathan Lewinsohn is the Chair of the Board of Trustees and the Co-Founder and Managing Partner of Diameter Capital Partners. Before starting Diameter Capital Partners, Mr. Lewinsohn was a Senior Managing Director (Partner) at Centerbridge Partners, LP (2013-17), an investment manager focused on distressed and stressed credit, special situations, and private equity. Prior to joining Centerbridge, Mr. Lewinsohn was Head of Research (NA) and a permanent member of the Investment Committee at Anchorage Capital Group (2007-13). Mr. Lewinsohn has extensive experience investing in corporate restructurings in the United States, Canada, Spain, Germany, the United Kingdom, Australia and New Zealand. He has served on the Board of Trustees of Martinrea Honsel, S.A., a joint venture between Anchorage and Martinrea (CAD: MRE) and Boart Longyear Ltd (AUS: BLY). Mr. Lewinsohn previously served as a law clerk to Judge Richard A. Posner of the U.S. Court of Appeals (2006-07). He began his career at Morgan Stanley in the Mergers & Acquisition Group. Mr. Lewinsohn received his JD in 2006 from Yale Law School and his B.A., summa cum laude, from Cornell University’s College of Arts and Sciences in 2002. He served a five-year Term Membership at the Council on Foreign Relations and is a member of the Economic Club of New York. Mr. Lewinsohn’s investing experience in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Lewinsohn is qualified to serve as a Trustee.

Joseph Carvalho is Co-Head of the Adviser and Co-Chief Executive Officer of the Company. He is also a member of the Adviser’s Investment Committee. Prior to joining the Adviser in 2023, Mr. Carvalho was a Managing Director in the Credit Group at Ares Management from 2018 to 2022, where he focused on sponsored and non-sponsored private credit origination and underwriting. Mr. Carvalho received a B.A. summa cum laude in Economics from the University of the South, where he was Phi Beta Kappa and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Carvalho’s investing experience in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Carvalho is qualified to serve as a Trustee.

Independent Trustees

Amanda R. Wurtz most recently provided consulting services for family offices and asset management firms from 2018 to 2021. Prior to that, Ms. Wurtz was the President and CEO at RSL Investments from 2016 to 2018. Prior to joining RSL Investments, Ms. Wurtz was the Head of Family Offices at Providence Equity Partners from 2014 to 2016, and she was the Head of Family Offices, Global Head of Consultant Strategy at Highbridge Capital Management from 2011 to 2013. Earlier in her career, Ms. Wurtz was a Director of Business Development at Argonaut Capital from 2007 to 2011. Ms. Wurtz earned her J.D., with honors, from Cardozo School of Law in 2007 and B.A. in English Literature, with honors, from Brown University in 1999. Mr. Wurtz’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Wurtz is qualified to serve as a Trustee.

Daniel Kasell has been a Senior Advisor to TPG Real Estate Credit since April 2025. Previously, he was the Managing Director and Chief Legal Officer at Square Mile Capital Management, where he worked from June 2010 to October 2022. Prior to his tenure at Square Mile, Mr. Kasell was an Associate at Sullivan & Cromwell LLP in the Commercial Real Estate and Private Equity Groups from September 2005 to June 2010. Mr. Kasell earned his J.D. from the University of Pennsylvania Carey Law School in 2005 and B.A. in Near Eastern Studies from Cornell University in 2002. Mr. Kasell’s investing experience and experience as a senior executive officer in several real estate companies led our Nominating and Corporate Governance Committee to conclude that Mr. Kasell is qualified to serve as a Trustee.

Steven Bossi was most recently a Managing Director at Goldman Sachs where he was the Head of Private Credit, External Investment Group (XIG) from 2009 to 2023. Mr. Bossi worked at Goldman Sachs for nearly 15 years after joining in 2009. Prior to his tenure at Goldman Sachs, Mr. Bossi was a Managing Director and chief investment officer of the Deutsche Bank Asset Management hedge fund business and President of DB Investment Managers from 2001 to 2009. Prior to joining Deutsche, Mr. Bossi worked with the Private Finance Group at Aetna Life & Casualty from 1982 to 1992 before joining a family office as chief investment officer. Mr. Bossi earned his M.B.A. from the University of Chicago in 1989 and B.S. from the University of Connecticut in 1982. Mr. Bossi’s investing experience in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Bossi is qualified to serve as a Trustee.

Executive Officers Who Are Not Trustees

Ben Pasternack is Co-Head of the Adviser and Co-Chief Executive Officer of the Company. He is also a member of the Adviser’s Investment Committee. Prior to joining the Adviser in 2023, Mr. Pasternack was a Managing Director in the Credit Group at Ares Management from 2020 to 2022, where he focused on sponsored and non-sponsored private credit origination and underwriting. Prior to Ares, Mr. Pasternack was a Director at HPS Investment Partners, where he focused on direct lending and special situations credit investing. Mr. Pasternack began his career as an Analyst at BlackRock, where he held multiple roles in private credit. Mr. Pasternack received a B.A. magna cum laude in International Relations from the University of Pennsylvania and an M.B.A. from Wharton School.

Michael Cohn is General Counsel and Chief Compliance Officer of the Company. He is also the General Counsel of Diameter Capital Partners, where he joined in 2024. Mr. Cohn is a member of Diameter Capital Partners’ Operating and Valuation Committees as well as a non-voting member of the Risk Committee. Prior to joining the Company and Diameter Capital Partners, Mr. Cohn was the Chief Compliance Officer, Chief Regulatory Officer and Deputy General Counsel at Fortress Investment Group (“Fortress”) from April 2004 to July 2024. Prior to joining Fortress, Mr. Cohn was an Associate at Fried, Frank, Harris, Shriver & Jacobson LLP (“Fried Frank”) in the white collar, regulatory and enforcement group from 2000 to 2004, and during that time, spent over a year as a secondee in the legal department at Goldman Sachs. Prior to Fried Frank, Mr. Cohn was an Enforcement Attorney with the United States Securities and Exchange Commission from 1998 to 2000. Mr. Cohn earned a BA with honors from the University of Florida, where he majored in Political Science, and earned a JD from Hofstra University School of Law, where he was Articles Editor of the Hofstra Law Review.

Vishal Sheth is Chief Financial Officer of the Company. Prior to joining the Adviser and the Company in 2023, Mr. Sheth was Head of Alternatives Finance at Fidelity Investments from 2022 to 2023. Prior to Fidelity Investments, Mr. Sheth was Chief Financial Officer at Twin Brook Capital Partners, Angelo Gordon’s middle market direct lending subsidiary, from 2017 to 2021. Prior to Twin Brook, Mr. Sheth was at Fortress Investments, where he focused on public REITs managed by Fortress Investments. Mr. Sheth started his career as an Assurance Associate at PwC. Mr. Sheth received a B.S. summa cum laude in Finance and Accounting from New York University and an M.B.A. from the Tuck School of Business at Dartmouth. On October 16, 2025, Mr. Sheth notified the Board of his intention to retire and step down from his position as Chief Financial Officer. Effective March 16, 2026, Mr. Sheth will be succeeded by Matthew Gilmartin. Mr. Sheth and Mr. Gilmartin are working together to ensure a smooth and orderly transition of his responsibilities. Mr. Sheth’s decision to step down is not the result of any disagreement with the Company, the Adviser, or any of their affiliates regarding their operations, policies, or practices.

Matthew Gilmartin will be the Chief Financial Officer of the Company effective as of March 16, 2026. Mr. Gilmartin is a Partner, the Chief Operating Officer and Chief Financial Officer at Diameter Capital Partners, where he joined in 2019. Mr. Gilmartin is a member of the Operating, Valuation, and Risk Committees as well as the CDO/CLO Investment Committee of Diameter Capital Partners. Prior to joining Diameter Capital Partners, Mr. Gilmartin was the Chief Operating Officer and Chief Financial Officer at River Birch Capital, LLC, a credit-focused investment firm, where he managed all non-investment functions. Prior to joining River Birch, Mr. Gilmartin held a similar position at Ore Hill Partners, a global credit asset manager with over $3bn of assets under management, from 2005 to 2011. Prior to joining Ore Hill, Mr. Gilmartin worked at Goldman Sachs as an Associate in the Fund Administration Group from 2003 to 2004. Before joining Goldman Sachs, Mr. Gilmartin worked as an auditor in the Financial Markets practices at PricewaterhouseCoopers from 2002 to 2003 and Arthur Anderson from 1999 to 2002. Mr. Gilmartin received a B.S. in Accounting from New York University’s Stern School of Business and is a Certified Public Accountant in the State of New York.

Leadership Structure and Oversight Responsibilities

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements, cybersecurity and the services, expenses and performance of service providers to us. Among other things, our Board approves the appointment of our Adviser and our officers, reviews and monitors the services and activities performed by our investment adviser, our executive officers, and our independent public accounting firm.

Under our Declaration of Trust, our Board has designated a chair to preside over the meetings of the Board and to perform other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the chair of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the chair and reorganize the leadership structure, from time to time, based on the criteria that is in our best interests and the best interests of our shareholders at such times.

Mr. Lewinsohn serves as the chair of our Board. Mr. Lewinsohn is an “interested person” as defined in Section 2(a)(19) of the 1940 Act of us, and therefore, is an interested trustee. We believe that Mr. Lewinsohn’s familiarity with our investment platform and extensive knowledge of the financial services industry qualifies him to serve as the chair of our Board.

Our Board does not currently have a designated lead Independent Trustee. We are aware of the potential conflicts that may arise when a non-Independent Trustee is chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices will include regular meetings of the Independent Trustees in executive session without the presence of interested trustees and management, as well as the establishment of a Nominating and Corporate Governance Committee, an Audit Committee, each consisting solely of Independent Trustees for the purposes of the NYSE corporate governance rules and, in the case of the Audit Committee, Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During executive sessions, the chairman of the Audit Committee or his designee will act as presiding trustee. In addition, our corporate governance practices include the appointment of our Chief Compliance Officer, with whom the Independent Trustees meet in executive session without the presence of interested trustees and other members of management for administering our compliance policies and procedures. While certain non-management members of our Board currently participate on the boards of directors of other companies, we do not view their participation as excessive or as interfering with their duties on our Board.

We recognize that different board of trustees’ and leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board’s Role in Risk Oversight

Our Board performs its risk oversight function primarily through its committees and monitoring by our Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “—Board Committees—Audit Committee,” the Audit Committee assists our Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls regarding finance and accounting, and audits of our financial statements.

The Audit Committee also discusses with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Our Board also performs its risk oversight responsibilities with the assistance of our Chief Compliance Officer. Our Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of our compliance policies and procedures. The Chief Compliance Officer’s report, which is reviewed by the Board, addresses:

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

We believe that the Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). Specifically, as a BDC, we must comply with numerous regulatory requirements that control the levels of risk in its business and operations, including limitations under the 1940 Act on the amount of borrowings, debt securities or preferred stock we may incur or issue. In addition, we generally have to invest at least 70% of our total assets in “qualifying assets” and, subject to certain exceptions, we generally are not permitted to invest in any portfolio company in which our affiliates currently has an investment. In addition, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we must, among other things, meet certain source of income, asset diversification and distribution requirements.

Further, we believe that the Board’s structure and practices enhance its risk oversight because our Independent Trustees separately meet in executive sessions with the Chief Compliance Officer and independent registered public accounting firm without any conflict that could be perceived to discourage critical review.

We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate.

Communications with Trustees

Our Board has established procedures whereby our shareholders and other interested parties may communicate with any member of our Board, the chairman of any of our Board committees or with our non-management trustees as a group by email addressed to the applicable trustees or trustees group at legal@diametercap.com Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations, will be forwarded to the appropriate trustee, or trustees, for review.

In addition, information on how to report issues related to financial statement disclosures, accounting, internal accounting controls or auditing matters to our Board or the Independent Trustees via email is available upon request.

Board Committees

An Audit Committee and Nominating and Corporate Governance Committee have been established by our Board of Trustees. During 2025, the Audit Committee met four times and Nominating and Corporate Governance Committee met twice.

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

The Nominating and Corporate Governance Committee considers nominees to the Board recommended by a shareholder, if that shareholder complies with the advance notice provisions of our bylaws.

The members of the Nominating and Corporate Governance Committee are Mr. Kasell, Mr. Bossi, and Ms. Wurtz, each of whom is independent for purposes of the NYSE corporate governance rules (which the Company complies with as best practice), and each of whom is not an “interested person” of the Company, of the Adviser, or of any of their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. Ms. Wurtz serves as Chair.

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

Diameter Credit Company also benefits from the combined efforts of the broader Diameter platform. Diameter Capital Partners employs 66 investment professionals based in New York, Florida and London as of December 31, 2025.

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

We have also adopted a code of ethics under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”). The SOX Code of Ethics applies to the Company’s principal executive officer and the principal financial officer, principal accounting officer or controller, and any person who performs a similar function. The SOX Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Insider Trading Policy

The Board has adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and trustees, and persons who own more than 10% of the Common Shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, trustees, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner with the following inadvertent exception: there was a failure to timely file a statement of changes in beneficial ownership on Form 4 on behalf of Vishal Sheth.

Item 11. Executive Compensation.

(a)	Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, our Administrator or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees for the year ended December 31, 2025. No compensation is paid by us to any interested trustee or executive officer of the Company.

Name	Fees Earned (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation from the Company
Interested Trustees:
Jonathan Lewinsohn	—	—	—	—	—	—	—
Joseph Carvalho	—	—	—	—	—	—	—
Independent Trustees:
Amanda R. Wurtz	75,250	—	—	—	—	—	75,250
Daniel Kasell	80,250	—	—	—	—	—	80,250
Steven Bossi	70,250	—	—	—	—	—	70,250

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 12, 2026, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding Common Shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 54,629,158 Common Shares outstanding as of March 12, 2026.

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

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of class outstanding
5% Owners
AP DLF Offshore Investor, L.P.(2)	11,080,958	20.28%
ICONIQ Capital, LLC (3)	3,182,610	5.83%
Interested Trustees
Jonathan Lewinsohn (4)	323,789	*
Joseph Carvalho	31,586	*
Independent Trustees
Daniel Kasell	—	—
Amanda Wurtz	—	—
Steven Bossi	—	—
Executive Officers Who Are Not Trustees
Ben Pasternack	31,586	*
Vishal Sheth	5,259	*
Michael Cohn	—	—
All Trustees and Executive Officers as a group (8 persons)	392,220	*

* Represents less than one percent (1.0%)

(1)
The address for each of the trustees and executive officers is c/o Diameter Principal Finance LLC, 50 Hudson Yards, 66th Floor, New York, NY10001.
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
(4)
Diameter Principal Finance LLC directly holds the 318,261 Common Shares. Diameter Principal Finance LLC is a Delaware limited liability company. The business address for Diameter Principal Finance LLC is 50 Hudson Yards, 66th Floor, New York, NY 10001. Diameter Principal Finance LLC is an indirect wholly owned subsidiary of Diameter Capital Partners LP. Diameter Capital Partners LP is the sole member of Diameter Principal Finance Holdings LLC, which is the general partner of Diameter Principal Finance Partnership LP. Diameter Principal Finance Partnership LP is the sole member of Diameter Principal Finance LLC. By virtue of Mr. Lewinsohn’s beneficial ownership of Diameter Capital Partners LP, Mr. Lewinsohn may be deemed to beneficially own the Common Shares directly held by Diameter Principal Finance LLC. Mr. Lewinsohn disclaims beneficial ownership of such Common Shares directly held by Diameter Principal Finance LLC except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans, and we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).

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

Remote-Affiliate Transaction

As of March 12, 2026, the Company has sold 54,101,742 unregistered Common Shares to investors, including feeder vehicles. These Common Shares were sold in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and Regulation S under the Securities Act.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Ernst & Young LLP (PCAOB ID No. 42) for the years ended December 31, 2025 and December 31, 2024 was $646,925 and $506,500, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees billed by Ernst & Young LLP for the years ended December 31, 2025 and December 31, 2024 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit-related fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024.

Tax Fees

Tax fees of $0 and $0 were billed by Ernst & Young LLP for services rendered to the Company for professional tax services for the years ended December 31, 2025 and December 31, 2024, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024.

All Other Fees

No fees were billed by Ernst & Young LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2025 and December 31, 2024.

No fees were billed by Ernst & Young LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Ernst & Young LLP for non-audit services for the years ended December 31, 2025 and December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1) Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 84 of this annual report on Form 10-K.

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

10.6

Custody Agreement between the Company and Citibank, N.A., dated as of January 2, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No.000-56624) filed on February 7, 2024)

10.7

Credit and Security Agreement, by and among Diameter Credit Company Holdings LLC, as borrower; the Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC,as collateral administrator, dated as of January 10, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024)

10.8

Amendment No. 1, dated as of May 22, 2024, to the Credit and Security Agreement, dated as of January 10, 2024,among Diameter Credit Company Holdings LLC, as borrower; Diameter Credit Company, as collateral manager and equity holder; the lenders from time to time parties thereto; Citibank, N.A., as administrative agent; Citibank, N.A.(acting through its Agency and Trust division), as collateral agent and custodian; and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024)

10.9

Loan and Servicing Agreement, dated as of April 19, 2024, among Diameter Credit Holdings II LLC, as borrower, Diameter Credit Company, as transferor and servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024)

10.10

Amendment No. 1, dated as of September 11, 2024, to the Loan and Servicing Agreement, dated as of April 19, 2024, among Diameter Credit Company Holdings II LLC, as borrower, Diameter Credit Company, as transferor and servicer, the lenders from time to time parties thereto, Morgan Stanley Senior Funding, Inc. as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.11

Amendment No. 2, dated as of January 14, 2025, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the Amendment No. 1 to Credit and Security Agreement, dated as of May 22, 2024), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, Diameter Credit Company, as collateral manager and equity holder, the lenders from time to time parties thereto,

Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

10.12

Third Amendment to Loan and Servicing Agreement (the "Third Amendment"), dated as of January 23, 2025, to the Loan and Servicing Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the First Amendment to Loan and Servicing Agreement, dated as of September 11, 2024, the Second Amendment to Loan and Servicing Agreement, dated as of October 2, 2024, and the Third Amendment), dated as of April 19, 2024, by and among Diameter Credit Company Holdings II LLC, as borrower, the Company, as transferor and as servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, as account bank and as collateral custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025).

10.13

Amendment No. 3, dated as of August 1, 2025, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the Amendment No. 1 to Credit and Security Agreement, dated as of May 22, 2024, and the Amendment No. 2 to the Credit and Security Agreement, dated as of January 14,2025), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, Diameter CreditCompany, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2025).

10.14

Credit and Security Agreement, dated as of October 3, 2025, among Diameter Credit Company Holdings III LLC, the lenders party thereto, Citibank, N.A., as securities intermediary and collateral agent, Siepe, LLC, as collateral administrator, Barclays Bank PLC, as administrative agent and Diameter Credit Company, as portfolio manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2025)

10.15

Amendment No. 4, dated as of December 12, 2025, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time, including pursuant to the Amendment No. 1 to Credit and Security Agreement, dated as of May 22, 2024, the Amendment No. 2 to the Credit and Security Agreement, dated as of January 14, 2025 and Amendment No. 3, dated as of August 1, 2025), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, Diameter Credit Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025).

14.1	Company Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).
14.2	Advisor Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Registration Statement on Form 10 (File No. 000-56624) filed on December 15, 2023).
14.3*	The Company’s SOX Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-56624) filed on March 12, 2025).
19.1*	Insider Trading Policy and Procedures (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 000-56624) filed on March 12, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Privacy Policy of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 000-56624) filed on March 12, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Diameter Credit Company

Date: March 12, 2026	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co- Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026	By:	/s/ Joseph Carvalho
Joseph Carvalho
Trustee and Co- Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 12, 2026	By:	/s/ Jonathan Lewinsohn
Jonathan Lewinsohn
Trustee

Date: March 12, 2026	By:	/s/ Amanda R. Wurtz
Amanda R. Wurtz
Trustee

Date: March 12, 2026	By:	/s/ Daniel Kasell
Daniel Kasell
Trustee and Chair of the Audit Committee

Date: March 12, 2026	By:	/s/ Steven Bossi
Steven Bossi
Trustee