Form 10-Q
period 2026-03-31
Diameter Credit Co
filed 2026-05-11
CIK 1916099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56624

Diameter Credit Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-1389797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Hudson Yards, Suite 6600A, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 655-1419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of May 11, 2026, the registrant had 54,778,277 shares of Common Shares, $0.001 par value per share, outstanding.

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
•
uncertainty surrounding the global financial and political stability of, including the United States, the United Kingdom, the European Union, and China; the ongoing conflicts between Russia and Ukraine and in the Middle East and related responses;
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
•
the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Part I., Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by our periodic filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,833,404 and $2,767,878 at March 31, 2026 and December 31, 2025, respectively)	$2,845,622	$2,783,476
Total investments, at fair value	2,845,622	2,783,476
Cash and cash equivalents (restricted cash of $70,719 and $61,386 at March 31, 2026 and December 31, 2025, respectively)	113,151	122,052
Derivative assets, at fair value	425	44
Receivable for investments sold	31,578	15,591
Interest receivable	14,702	18,393
Dividends receivable	2,872	1,321
Deferred financing costs	13,012	11,013
Other assets	25	25
Total Assets	$3,021,387	$2,951,915
Liabilities
Revolving Credit Facilities	$1,099,455	$1,276,432
Debt Securitizations (net of debt issuance costs of $2,360 and $0 at March 31, 2026 and December 31, 2025, respectively)	269,640	—
Repurchase Obligations	64,363	127,369
Distributions payable	34,143	34,674
Payable for investments purchased	30,280	92,602
Interest payable	11,890	13,892
Derivative liabilities, at fair value	155	420
Management Fees payable	4,819	4,420
Due to affiliates	2,479	104
Preferred shareholders dividends payable	45	—
Board of Trustees' fees payable	69	72
Accrued expenses and other liabilities	3,835	2,106
Total Liabilities	1,521,173	1,552,091
Commitments and contingencies (Note 8)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 54,629,158 and 51,369,200 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	54	51
Additional paid in capital	1,471,072	1,380,028
Distributable earnings	27,588	18,245
Total Net Assets Applicable to Common Shares	1,498,714	1,398,324
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$3,021,387	$2,951,915
Net Asset Value Per Common Share	$27.43	$27.22

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$71,669	$33,080
Dividend income	4,534	2,172
Fee income	38	27
Total Investment Income	76,241	35,279
Operating Expenses
Interest expense	21,630	13,367
Management Fees	9,639	4,581
Income based Incentive Fees	6,859	2,612
Administrative services	727	604
Professional fees	267	494
Board of Trustees’ fees	69	50
Other general and administrative	754	641
Amortization of deferred offering costs	—	22
Total Operating Expenses	39,945	22,371
Management Fees waived	(4,819)	(2,291)
Incentive Fees waived	(6,859)	(2,612)
Recoupment of expense support	1,700	—
Net Operating Expenses	29,967	17,468
Net Investment Income (Loss) before excise and other tax expense	46,274	17,811
Excise and other tax expense	505	351
Net investment income (loss) after excise and other tax expense	45,769	17,460
Net Realized Gains (Losses)
Net realized gain (loss)
Non-controlled/non-affiliated investments	(501)	710
Derivative instruments	1,827	—
Foreign currency transactions	(1,441)	—
Net realized gain (loss)	(115)	710
Net change in unrealized gain (loss)
Non-controlled/non-affiliated investments	(3,380)	8,766
Derivative instruments	646	—
Translation of assets and liabilities in foreign currencies	2,312	—
Income tax provision	(1,701)	—
Net change in unrealized gain (loss)	(2,123)	8,766
Net Realized and Unrealized Gain (Loss)	(2,238)	9,476
Net Increase (Decrease) in Net Assets Resulting from Operations	$43,531	$26,936
Series A Preferred Shares dividends	45	45
Net Increase (Decrease) in Net Assets Resulting from Operations Applicable to Common Shareholders	$43,486	$26,891
Earnings per share	$0.83	$1.12
Weighted average shares of Common Shares outstanding	52,507,789	23,967,109

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares

Three Months Ended March 31, 2026	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	51,369,200	$51	$1,380,028	$18,245	$1,398,324
Issuance of Common Shares	3,109,176	3	86,940	—	86,943
Reinvestment of distributions	150,782	—	4,104	—	4,104
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	45,769	45,769
Net realized (loss)	—	—	—	(115)	(115)
Net change in unrealized loss, net of income tax provision	—	—	—	(2,123)	(2,123)
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(34,143)	(34,143)
Total increase for the three months ended March 31, 2026	3,259,958	3	91,044	9,343	100,390
Balance at March 31, 2026	54,629,158	$54	$1,471,072	$27,588	$1,498,714

	Common Shares
Three Months Ended March 31, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	2,575,953	3	70,389	—	70,392
Reinvestment of distributions	69,821	—	1,854	—	1,854
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	17,460	17,460
Net realized gain	—	—	—	710	710
Net change in unrealized gain	—	—	—	8,766	8,766
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(15,960)	(15,960)
Total increase for the three months ended March 31, 2025	2,645,774	3	72,243	10,931	83,177
Balance at March 31, 2025	25,535,954	$26	$667,746	$23,163	$690,935

(1)
The par amount on reinvestment of distributions is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net increase (decrease) in net assets resulting from operations	$43,531	$26,936
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(309,713)	(355,393)
Proceeds from principal repayments and sales of investments	258,445	38,507
Net realized (gain) on investments	501	(710)
Net realized (gain) on derivative instruments	(1,827)	—
Net realized loss on foreign currency transactions	1,441	—
Net change in unrealized (gain) on investments	3,380	(8,766)
Net change in unrealized (gain) on derivative instruments	(646)	—
Net change in unrealized (gain) on translation of assets and liabilities in foreign currencies	(2,312)	—
Accretion of discounts	(9,996)	(1,299)
Payment in-kind interest capitalized	(3,000)	(610)
Payment in-kind dividends capitalized	(1,763)	—
Amortization of deferred financing costs	691	440
Amortization of deferred offering costs	—	22
Net proceeds from settlements of derivative contracts	1,827	—
Changes in operating assets and liabilities:
Receivable for investments sold	(15,987)	11,996
Interest receivable	3,691	1,164
Dividends receivable	(1,551)	(1,044)
Payable for investments purchased	(62,322)	(134)
Interest payable	(2,002)	1,462
Management Fees payable	399	580
Due to affiliates	2,375	362
Board of Trustees' fees payable	(3)	(3)
Accrued expenses and other liabilities	1,729	832
Net Cash Provided by (Used in) Operating Activities	(93,112)	(285,658)
Financing Activities
Proceeds from Repurchase Obligations	—	39,400
Repayments of Repurchase Obligations	(63,006)	(72,675)
Borrowings of Revolving Credit Facilities	197,523	281,000
Repayments of Revolving Credit Facilities	(374,500)	(68,800)
Proceeds from Debt Securitizations	272,000	—
Deferred financing costs paid	(3,173)	(3,833)
Debt issuance costs paid	(1,877)	—
Proceeds from issuance of common shares, net of deferred offering costs of $0 and $174 as of March 31, 2026 and March 31, 2025, respectively)	86,943	70,392
Distributions paid in cash	(30,570)	(17,031)
Net Cash Provided by (Used in) Financing Activities	83,340	228,453
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(9,772)	(57,205)
Effect of exchange rate changes on cash and cash equivalents	871	—
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	122,052	104,380
Cash, Cash Equivalents and Restricted Cash, End of Period	$113,151	$47,175
Supplemental Information and Non-Cash Activities
Interest paid during the period	$22,941	$11,467
Excise and other taxes paid	$208	$90
Reinvestment of distributions during the period	$4,104	$1,854

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

1

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/5/2025	9/6/2032	$-	$(23)	$(25)
Quantum Leap Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/5/2025	9/6/2032	-	(35)	(38)
Quantum Leap Buyer, LLC	(6)	Term Loan	8.20%	SOFR	4.50%	9/5/2025	9/6/2032	19,950	19,766	19,751
								19,950	19,708	19,688	1.31%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.92%	SOFR	6.25%	9/29/2025	3/1/2029	6,087	5,960	5,921
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(25)	(33)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	9.92%	SOFR	6.25%	9/29/2025	3/1/2029	25,247	24,924	24,818
								31,334	30,859	30,706	2.05%
Automobile Components
Purflux Holding S.À R.L.	(6)(7)(13)	Term Loan	8.45%	EURIBOR	6.50%	11/3/2025	11/4/2030	53,721	52,331	52,565
Ranger Intermediate II, LLC	(6)	Term Loan	9.17%	SOFR	5.50%	10/28/2025	10/28/2031	74,900	73,856	73,068
								128,621	126,187	125,633	8.38%
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	30,000	29,938	30,000
								30,000	29,938	30,000	2.00%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/6/2025	3/6/2027	-	(20)	(89)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	P	5.00%	3/6/2025	3/6/2031	4,692	4,650	4,540
ASP Integrity Acquisition Co LLC	(6)	Term Loan	8.67%	SOFR	5.00%	3/6/2025	3/6/2032	36,554	36,322	35,750
								41,246	40,952	40,201	2.68%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.53%	SOFR	4.75%	10/31/2024	10/31/2030	26,865	26,429	25,542
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/31/2024	10/31/2030	-	(113)	(300)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	8.38%	SOFR	4.75%	10/31/2024	10/31/2030	24,750	24,466	24,008
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.45%	SOFR	4.75%	10/11/2024	10/14/2031	32,139	31,805	32,199
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/11/2024	10/14/2031	-	(42)	-
Cobalt Service Partners, LLC	(6)	Term Loan	8.45%	SOFR	4.75%	10/11/2024	10/14/2031	25,332	25,132	25,332
Grid Alliance Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/1/2025	7/1/2030	-	(10)	(32)
Grid Alliance Partners, LLC	(4)(5)(6)	Revolving Line of Credit	8.42%	SOFR	4.75%	7/1/2025	7/1/2030	750	670	609
Grid Alliance Partners, LLC	(6)	Term Loan	8.45%	SOFR	4.75%	7/1/2025	7/1/2032	61,192	60,645	60,275

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Commercial Services & Supplies (continued)
GSP Midco LLC	(4)(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	4.75%	10/17/2025	10/17/2031	$15,461	$15,076	$15,207
GSP Midco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/17/2025	10/17/2031	-	(18)	(14)
GSP Midco LLC	(6)	Term Loan	8.42%	SOFR	4.75%	10/17/2025	10/17/2031	24,875	24,415	24,527
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.02%	SOFR	5.25%	1/22/2024	12/18/2028	7,913	7,794	7,385
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.02%	SOFR	5.25%	1/22/2024	12/18/2028	2,188	2,152	2,039
One Silver Serve, LLC	(6)	Term Loan	9.02%	SOFR	5.25%	1/22/2024	12/18/2028	13,768	13,613	13,121
R.R. Donnelley & Sons Company	(6)	Term Loan	8.42%	SOFR	4.75%	8/12/2024	8/8/2029	62,744	61,477	60,862
								297,977	293,491	290,760	19.40%
Construction & Engineering
Glow Intermediate Holdings III, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/31/2025	7/31/2032	-	(21)	17
Glow Intermediate Holdings III, LLC	(4)(5)(6)	Revolving Line of Credit	8.43%	SOFR	4.75%	7/31/2025	7/31/2032	632	567	622
Glow Intermediate Holdings III, LLC	(6)	Term Loan	8.45%	SOFR	4.75%	7/31/2025	7/31/2032	22,050	21,751	22,006
Kelso Industries, LLC	(6)	Term Loan	9.42%	SOFR	5.75%	12/26/2024	12/30/2029	47,543	46,828	46,307
								70,225	69,125	68,952	4.60%
Diversified Consumer Services
GarageCo Intermediate II, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/1/2025	8/2/2032	-	(110)	(97)
GarageCo Intermediate II, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/1/2025	8/2/2032	-	(66)	(65)
GarageCo Intermediate II, LLC	(6)	Term Loan	7.91%	SOFR	4.25%	8/1/2025	8/2/2032	16,485	16,336	16,336
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	11/10/2025	11/10/2031	-	(17)	(21)
Legacy Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/10/2025	11/10/2031	-	(40)	(47)
Legacy Service Partners, LLC	(6)	Term Loan	8.20%	SOFR	4.50%	11/10/2025	11/10/2031	27,154	26,900	26,855
Lightning BuyerCo, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	1/30/2026	1/30/2032	-	(49)	(49)
Lightning BuyerCo, LLC	(4)(5)(6)	Revolving Line of Credit	8.42%	SOFR	4.75%	1/30/2026	1/30/2032	1,500	1,451	1,451
Lightning BuyerCo, LLC	(6)	Term Loan	8.42%	SOFR	4.75%	1/30/2026	1/30/2032	27,500	27,233	27,233
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.95%	SOFR	5.25%	7/17/2025	10/2/2029	8,665	8,486	8,622
SCP WQS Buyer, LLC	(4)(6)	Term Loan	8.95%	SOFR	5.25%	7/17/2025	10/2/2029	2,488	2,467	2,475
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	5/9/2025	5/31/2031	-	(42)	(225)
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	8.70%	SOFR	5.00%	5/31/2024	5/31/2031	17,906	17,770	17,832
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	SOFR	5.00%	5/31/2024	5/31/2030	1,109	1,093	1,090
Summit Buyer, LLC	(6)	Term Loan	10.67%	SOFR	5.00%	5/31/2024	5/31/2031	35,332	35,201	35,190
								138,139	136,613	136,580	9.11%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(8)	Delayed Draw Term Loan	7.93%	SOFR	4.25%	10/4/2024	4/3/2031	$27,207	$25,195	$25,394
Emerald Wave 3 LLC	(4)(5)(8)	Delayed Draw Term Loan	9.75%		N/A	9/25/2025	9/23/2030	10,400	10,000	10,452
Emerald Wave 3 LLC	(8)	Term Loan	9.75%		N/A	9/25/2025	9/23/2030	41,600	40,253	41,808
								79,207	75,448	77,654	5.18%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan	7.92%	SOFR	4.25%	8/6/2024	8/6/2031	8,125	8,050	8,308
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/6/2024	8/6/2031	-	(26)	22
Trystar, LLC	(6)	Term Loan	8.17%	SOFR	4.25%	8/6/2024	8/6/2031	24,174	24,079	24,416
								32,299	32,103	32,746	2.18%
Electronic Equipment, Instruments & Components
SRP Eagle Buyer Inc	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/8/2025	12/8/2031	-	(335)	(335)
SRP Eagle Buyer Inc	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/8/2025	12/8/2031	-	(134)	(134)
SRP Eagle Buyer Inc	(6)	Term Loan	8.70%	SOFR	5.00%	12/8/2025	12/8/2031	29,925	29,353	29,356
								29,925	28,884	28,887	1.93%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/6/2024	9/6/2031	-	(15)	(27)
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/6/2024	9/6/2031	-	(15)	(23)
Eclipse Buyer, Inc.	(6)	Term Loan	8.18%	SOFR	4.50%	9/6/2024	9/6/2031	22,738	22,562	22,465
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(11)	Revolving Line of Credit	7.50%	EURIBOR	3.75%	9/5/2025	6/30/2028	46,131	45,664	45,845
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/5/2024	12/5/2030	-	(10)	4
Rialto Management Group, LLC	(6)	Term Loan	8.42%	SOFR	5.00%	12/5/2024	12/5/2030	29,333	29,126	29,509
VCI Asset Holdings 1 LLC	(8)	Term Loan	10.00%		N/A	11/24/2025	11/20/2030	35,969	35,635	38,622
								134,171	132,947	136,395	9.10%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.66% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	2,208	2,173	2,141
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/7/2025	3/8/2032	-	(69)	(135)
BVI Medical, Inc.	(6)	Term Loan	9.92% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	70,360	69,511	68,601
Gula Buyer Inc.	(6)	Term Loan	8.18%	SOFR	4.50%	10/25/2024	10/25/2031	49,480	48,988	49,975
								122,048	120,603	120,582	8.05%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Health Care Providers & Services
42 North Dental, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	2/9/2026	2/10/2031	$-	$(41)	$(41)
42 North Dental, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	2/9/2026	2/10/2031	-	(41)	(41)
42 North Dental, LLC	(6)	Term Loan	8.45%	SOFR	4.75%	2/9/2026	2/10/2031	24,716	24,476	24,476
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	12/19/2024	1/21/2031	12,203	12,008	12,114
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit	8.78%	SOFR	5.00%	12/19/2024	1/21/2031	388	347	346
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	8.67%	SOFR	5.00%	12/19/2024	1/21/2031	44,526	44,096	44,170
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	11/19/2025	7/6/2029	22,898	22,561	22,985
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	8.94%	SOFR	5.25%	7/8/2024	7/6/2029	1,417	1,370	1,417
CSLC MSO Buyer, LLC	(6)	Term Loan	8.89%	SOFR	5.25%	7/8/2024	7/6/2029	35,730	35,322	35,765
DP Group S.p.A.	(4)(5)(6)(7)(12)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	-	(122)	(106)
DP Group S.p.A.	(6)(7)(12)	Term Loan	7.62%	EURIBOR	5.50%	7/24/2025	7/24/2032	82,013	81,966	80,575
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	8/7/2024	8/7/2026	11,710	11,551	11,054
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.42%	SOFR	5.75%	2/7/2025	8/31/2029	18,514	18,514	18,311
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/4/2026	7/27/2029	-	(11)	(11)
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	3/4/2026	7/27/2029	-	(10)	(10)
Southern Orthodontic Partners Management, LLC	(6)	Term Loan	8.41%	SOFR	4.75%	3/4/2026	7/27/2029	16,674	16,531	16,532
								270,789	268,517	267,536	17.85%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	10.95%	SOFR	7.25%	3/27/2024	3/8/2029	27,170	26,944	27,088
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	8/22/2024	8/22/2031	2,474	2,421	2,440
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.67%	SOFR	5.00%	8/22/2024	8/22/2030	2,604	2,531	2,554
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.17% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	43,349	42,703	42,916
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan	8.45%	SOFR	4.75%	6/20/2025	6/20/2031	6,907	6,650	6,934
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	6/20/2025	6/20/2031	-	(61)	(24)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	8.45%	SOFR	4.75%	6/20/2025	6/20/2031	31,395	30,986	31,238

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Saguaro Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.20%	SOFR	4.50%	7/3/2025	7/2/2032	$15,851	$15,649	$15,641
Saguaro Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	7/3/2025	7/2/2032	-	(34)	(38)
Saguaro Buyer, LLC	(6)	Term Loan	8.20%	SOFR	4.50%	7/3/2025	7/2/2032	19,885	19,707	19,686
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	10/15/2025	5/6/2032	322	266	262
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	5/12/2025	5/6/2032	-	(30)	(34)
Vacation Rental Brands, LLC	(6)	Term Loan	8.95%	SOFR	5.25%	5/12/2025	5/6/2032	48,932	48,470	48,442
								198,889	196,202	197,105	13.15%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.68% (3.38% PIK)	SOFR	6.00%	3/15/2024	3/15/2030	1,278	1,265	825
Accuserve Solutions, Inc.	(6)	Term Loan	9.68% (3.38% PIK)	SOFR	6.00%	3/15/2024	3/15/2030	22,852	22,707	19,493
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.20%	SOFR	4.50%	7/25/2024	9/29/2028	817	810	812
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.20%	SOFR	4.50%	7/25/2024	9/29/2028	633	623	623
Galway Borrower LLC	(6)	Term Loan	8.20%	SOFR	4.50%	7/25/2024	9/29/2028	18,628	18,517	18,516
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	8.70%	SOFR	5.00%	1/22/2024	10/14/2028	24,733	24,647	24,594
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/3/2024	4/3/2030	-	(17)	-
SG Acquisition, Inc.	(6)	Term Loan	8.40%	SOFR	4.75%	4/3/2024	4/3/2030	50,425	50,175	50,425
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.70%	SOFR	5.00%	2/14/2025	4/3/2030	6,099	6,064	6,098
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	(1)
								125,465	124,789	121,385	8.10%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.17%	SOFR	5.50%	1/22/2024	12/6/2027	29,400	29,234	29,400
Questex, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.18%	SOFR	5.50%	11/3/2025	5/15/2029	14,145	14,020	13,933
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(35)	(42)
Questex, LLC	(6)	Term Loan	9.18%	SOFR	5.50%	5/15/2024	5/15/2029	21,782	21,510	21,455
								65,327	64,729	64,746	4.32%
Machinery
LEG Purchaser Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/12/2026	1/12/2032	-	(31)	(31)
LEG Purchaser Inc.	(6)	Term Loan	9.15%	SOFR	5.00%	1/12/2026	1/12/2032	22,826	22,496	22,496
								22,826	22,465	22,465	1.50%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit	8.67%	SOFR	5.00%	12/5/2024	12/5/2029	$522	$479	$502
AVSC Holding Corp.	(6)	Term Loan	8.67%	SOFR	5.00%	12/5/2024	12/5/2031	26,829	26,393	26,641
								27,351	26,872	27,143	1.81%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	4.75%	11/25/2024	11/25/2030	2,214	2,059	2,233
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(111)	(57)
TCI Buyer LLC	(6)	Term Loan	8.42%	SOFR	4.75%	11/25/2024	11/25/2030	43,473	42,964	43,212
								45,687	44,912	45,388	3.03%
Professional Services
Accordion Partners LLC	(4)(5)(6)	Delayed Draw Term Loan	8.70%	SOFR	5.00%	12/17/2025	11/17/2031	1,895	1,874	1,870
Accordion Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/17/2025	11/17/2031	-	(6)	(7)
Accordion Partners LLC	(6)	Term Loan	8.68%	SOFR	5.00%	12/17/2025	11/17/2031	10,727	10,702	10,674
BDO USA, P.C.	(6)	Term Loan	8.64%	SOFR	5.00%	1/22/2024	8/31/2028	53,756	52,956	53,648
BDO USA, P.C.	(6)	Term Loan	8.64%	SOFR	4.50%	11/3/2025	8/31/2028	2,200	2,182	2,174
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	4.75%	11/26/2024	11/26/2030	43,965	43,379	43,789
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/26/2024	11/26/2030	-	(73)	(27)
Crete PA Holdco, LLC	(6)	Term Loan	8.42%	SOFR	4.75%	11/26/2024	11/26/2030	44,186	43,672	44,009
Dan Newlin Injury Attorneys Services Team, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	3/10/2026	1/28/2031	-	(24)	(24)
Dan Newlin Injury Attorneys Services Team, LLC	(6)	Term Loan	10.17%	SOFR	6.50%	3/10/2026	1/28/2031	33,688	33,023	33,022
Deerfield Dakota Holding, LLC	(4)(5)(6)	Revolving Line of Credit	8.93%	SOFR	5.25%	9/10/2025	9/13/2032	1,714	1,635	1,526
Deerfield Dakota Holding, LLC	(6)	Term Loan	9.45% (2.75% PIK)	SOFR	5.75%	9/10/2025	9/13/2032	92,583	91,742	90,546
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/26/2025	8/26/2032	-	(58)	(108)
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.18%	SOFR	5.50%	8/26/2025	8/26/2032	63,467	62,886	62,388
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	4.50%	12/13/2024	12/13/2030	42,220	41,683	42,817
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/13/2024	12/13/2030	-	(40)	-
HowardSimon LLC	(6)	Term Loan	8.17%	SOFR	4.50%	12/13/2024	12/13/2030	22,405	22,185	22,630
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/2/2024	8/2/2030	-	(53)	-
RPX Corporation	(6)	Term Loan	9.18%	SOFR	5.50%	8/2/2024	8/2/2030	64,659	63,973	64,659
								477,465	471,638	473,586	31.60%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.25%	5/3/2024	5/3/2030	$-	$(47)	$65
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	8.91%	SOFR	5.25%	5/3/2024	5/2/2031	42,786	42,163	42,786
MS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.95%	SOFR	5.25%	7/1/2024	7/1/2031	2,708	2,685	2,659
MS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.95%	SOFR	5.25%	7/1/2024	7/1/2031	232	220	203
MS Buyer, Inc.	(6)	Term Loan	8.95%	SOFR	5.25%	7/1/2024	7/1/2031	19,474	19,322	19,123
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/7/2024	11/7/2031	-	(16)	(8)
QBS Parent, Inc.	(6)	Term Loan	8.20%	SOFR	4.50%	12/30/2025	6/3/2032	39,328	39,173	39,250
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.17%	SOFR	4.50%	12/6/2024	12/8/2031	6,937	6,863	6,957
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/6/2024	12/8/2031	-	(6)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	8.17%	SOFR	4.50%	12/6/2024	12/8/2031	21,617	21,441	21,617
								133,082	131,798	132,652	8.85%
Trading Companies & Distributors
Radwell Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.20%	SOFR	4.75%	3/2/2026	4/1/2030	507	493	493
Radwell Parent, LLC	(4)(5)(6)	Revolving Line of Credit	9.20%	SOFR	4.75%	3/31/2026	4/1/2030	116	115	103
Radwell Parent, LLC	(6)	Term Loan	9.20%	SOFR	4.75%	3/2/2026	4/1/2030	6,349	6,334	6,334
WC ORS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.45%	SOFR	5.00%	6/5/2025	8/7/2031	14,456	14,267	14,528
WC ORS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.67%	SOFR	5.00%	3/2/2026	8/7/2031	1,612	1,567	1,612
WC ORS Buyer, Inc.	(6)	Term Loan	8.45%	SOFR	5.00%	6/30/2025	8/7/2031	23,315	23,022	23,432
								46,355	45,798	46,502
Wireless Telecommunication Services
Zayo Group Holdings Inc	(4)(6)(8)	Term Loan	6.78% (0.50% PIK)	SOFR	3.61%	9/29/2025	3/9/2030	72,143	70,326	70,967
								72,143	70,326	70,967
Total First Lien Debt								$2,640,521	$2,604,904	$2,608,259	174.03%
Second Lien Debt
Diversified Consumer Services
Legacy Service Partners, LLC	(4)(5)	Delayed Draw Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	$7,440	$7,237	$7,249
Legacy Service Partners, LLC		Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	11,220	10,968	10,962
								18,660	18,205	18,211
Total Second Lien Debt								$18,660	$18,205	$18,211	1.22%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Automobile Components
Ranger Parent I, Inc.		Series A-1 Preferred Stock	14.50% PIK		N/A	10/28/2025		21,226	$21,349	$21,197
								21,226	21,349	21,197	1.41%
Capital Markets
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z1 Preferred Shares	12.00% PIK		N/A	8/12/2025		10,000	10,627	10,777
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z2 Preferred Shares	12.00% (6.00% PIK)		N/A	8/12/2025		10,000	10,235	10,510
								20,000	20,862	21,287	1.42%
Financial Services
Eclipse Topco, Inc.		Preferred Shares	12.50% PIK		N/A	9/6/2024		6,061	6,993	7,172
								6,061	6,993	7,172	0.48%
Health Care Providers & Services
SVP MVP Holdings, L.P.		Preferred Units	12.50% PIK		N/A	12/4/2024		41,450	42,324	42,391
								41,450	42,324	42,391	2.83%
Insurance
AH Parent, Inc.		Series A Preferred Shares	10.00%		N/A	9/27/2024		25,000	25,325	25,545
HIG Intermediate, Inc.		Series A Preferred Shares	10.50%		N/A	12/10/2024		15,000	14,775	14,850
								40,000	40,100	40,395	2.70%
Media
NEP Group Holdings, Inc.	(14)	Series B Preferred Shares	18.68% PIK	SOFR	15.00%	10/16/2025		10,000	10,400	10,468
								10,000	10,400	10,468	0.70%
Total Preferred Equity									$142,028	$142,910	9.54%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity (continued)
Other Equity
Automobile Components
Ranger Parent I, Inc.		Warrants Shares			N/A	10/28/2025		14,456	$-	$620
								14,456	-	620	0.04%
Commercial Services & Supplies
Grid Alliance Partners, LLC	(14)	Common Units			N/A	6/30/2025		9,296	9,296	10,316
GSP Topco LLC		Common Units			N/A	10/17/2025		10,000	10,000	10,106
								19,296	19,296	20,422	1.36%
Construction & Engineering
Citation Glow Co-Invest LP	(14)	Common Shares			N/A	7/28/2025		7,000	6,918	8,120
								7,000	6,918	8,120	0.54%
Diversified Consumer Services
Lightning TopCo HoldCo, LP		Series A Units			N/A	1/30/2026		9,046	9,046	9,046
								9,046	9,046	9,046	0.60%
Electronic Equipment, Instruments & Components
SRP Eagle Investment Holdings LLC		Class A-1 Units			N/A	12/8/2025		10,000,000	10,000	10,000
								10,000,000	10,000	10,000	0.67%
Financial Services
Constellation Wealth Capital Fund II LP	(14)	Limited Partner Interest			N/A	10/10/2025		1,249	1,249	1,249
VCI Intermediate Topco 1 LLC		Class B Limited Liability Company Interests			N/A	11/19/2025		1,273	1,258	1,308
								2,522	2,507	2,557	0.17%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC		Class A-1 Common Units			N/A	8/12/2025		1,000,000	1,000	1,020
SCP CDH Holdings, LLC		Class B Units			N/A	12/31/2025		1,900	174	171
SCP CDH Holdings, LLC		Common Units			N/A	12/31/2025		20,000	1,826	1,798
								1,021,900	3,000	2,989	0.20%
Hotels, Restaurants & Leisure
Saguaro Buyer, LLC		Class R Common Units			N/A	7/3/2025		10,000	10,000	14,468
								10,000	10,000	14,468	0.97%
Personal Care Products
TCI Buyer LLC		Common Units			N/A	11/14/2024		75,000	7,500	8,020
								75,000	7,500	8,020	0.54%
Total Other Equity									$68,267	$76,242	5.09%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,833,404	$2,845,622	189.87%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(8)								$25,051	$25,051
JPMorgan US Government Money Market Fund	(8)								22,978	22,978
Other Cash and Cash Equivalents									65,122	65,122
									113,151	113,151
Total Cash and Cash Equivalents									$113,151	$113,151	7.55%
Total Portfolio Investments, Cash and Cash Equivalents									$2,946,555	$2,958,773	197.42%

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Stockholm Interbank Offered Rate ("STIBOR") or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature.
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
(4)
These debt investments are not pledged as collateral under the Company's Revolving Credit Facilities (as defined below), Debt Securitizations (as defined below), or Repurchase Obligations (as defined below). Any other debt investments listed above are pledged as collateral under our Revolving Credit Facilities, Debt Securitizations, or Repurchase Obligations and are not available to satisfy the other creditors of the Company.
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

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
42 North Dental, LLC	Revolving Line of Credit	$4,261
42 North Dental, LLC	Delayed Draw Term Loan	8,523
Accordion Partners LLC	Revolving Line of Credit	1,312
Accordion Partners LLC	Delayed Draw Term Loan	6,066
Accuserve Solutions, Inc.	Revolving Line of Credit	1,802
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	23,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	2,231
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,378
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	4,452
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	4,780
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	709
Cobalt Service Partners, LLC	Delayed Draw Term Loan	11,868
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	2,631
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	6,618
Dan Newlin Injury Attorneys Services Team, LLC	Revolving Line of Credit	1,228
Deerfield Dakota Holding, LLC	Revolving Line of Credit	6,857
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	6,363
DP Group S.P.A.	Delayed Draw Term Loan	13,299
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Galway Borrower LLC	Revolving Line of Credit	1,032
GarageCo Intermediate II, LLC	Revolving Line of Credit	7,273
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings III, LLC	Revolving Line of Credit	4,105
Glow Intermediate Holdings III, LLC	Delayed Draw Term Loan	3,158
Grid Alliance Partners, LLC	Revolving Line of Credit	8,625
Grid Alliance Partners, LLC	Delayed Draw Term Loan	2,280
GSP Midco LLC	Revolving Line of Credit	1,000
GSP Midco LLC	Delayed Draw Term Loan	9,500
HowardSimon LLC	Delayed Draw Term Loan	10,760
HowardSimon LLC	Revolving Line of Credit	4,034
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	6,603
LEG Purchaser Inc.	Revolving Line of Credit	2,174
Legacy Service Partners, LLC	Revolving Line of Credit	4,242
Legacy Service Partners, LLC	Delayed Draw Term Loan	5,429
Legacy Service Partners, LLC	Second Lien Delayed Draw Loan	—
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	2,356
Lightning BuyerCo, LLC	Revolving Line of Credit	3,500
Lightning BuyerCo, LLC	Delayed Draw Term Loan	10,000
MS Buyer, Inc.	Revolving Line of Credit	1,347
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	995
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	10
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,820
Quantum Leap Buyer, LLC	Revolving Line of Credit	3,750
Quantum Leap Buyer, LLC	Delayed Draw Term Loan	5,000
Questex, LLC	Revolving Line of Credit	2,830
Radwell Parent, LLC	Revolving Line of Credit	382
Radwell Parent, LLC	Delayed Draw Term Loan	2,633

Diameter Credit Company

Consolidated Schedule of Investments as of March 31, 2026

(Amounts in thousands, except share data)

(Unaudited)

Rialto Management Group, LLC	Revolving Line of Credit	1,533
Rocket Youth Brands HoldCo LLC	Delayed Draw Term Loan	24,488
Rocket Youth Brands HoldCo LLC	Revolving Line of Credit	4,709
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer, LLC	Revolving Line of Credit	3,828
Saguaro Buyer, LLC	Delayed Draw Term Loan	10,322
SCP WQS Buyer, LLC	Delayed Draw Term Loan	23,825
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Southern Orthodontic Partners Management, LLC	Revolving Line of Credit	1,124
Southern Orthodontic Partners Management, LLC	Delayed Draw Term Loan	2,593
SRP Eagle Buyer Inc	Revolving Line of Credit	7,059
SRP Eagle Buyer Inc	Delayed Draw Term Loan	17,647
Summit Buyer, LLC	Revolving Line of Credit	3,457
Summit Buyer, LLC 1	Delayed Draw Term Loan	19,565
Summit Buyer, LLC 2	Delayed Draw Term Loan	1,480
TCI Buyer LLC	Delayed Draw Term Loan	21,564
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	6,240
Trystar, LLC	Delayed Draw Term Loan	8,140
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	3,834
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	11,293
Vacation Rental Brands, LLC	Revolving Line of Credit	3,404
WC ORS Buyer, Inc.	Revolving Line of Credit	2,994
World Insurance Associates, LLC	Delayed Draw Term Loan	3,896
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$513,048

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, non-qualifying assets represented 8.08% of total assets as in accordance with regulatory requirements.
(8)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of March 31, 2026. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.
(9)
The headquarters of this portfolio company is located in Germany.
(10)
The headquarters of this portfolio company is located in Canada.
(11)
The headquarters of this portfolio company is located in Sweden.
(12)
The headquarters of this portfolio company is located in Italy.
(13)
The headquarters of this portfolio company is located in France.
(14)
Ownership of equity investments may occur through a holding company or partnership.

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	100,079	EUR	86,419	6/17/2026	$(155)
Goldman Sachs Bank USA	USD	41,158	EUR	35,000	9/16/2026	425
Total Foreign Currency Forward Contracts						270

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

The Company is conducting a private offering (the “Private Offering”) of its Common Shares of beneficial interest, par value $0.001 per share (the “Common Shares”) to accredited investors, as defined in Regulation D under the Securities Act in reliance on exemptions from the registration requirements of the Securities Act. Common Shares will be offered for subscription continuously throughout the initial closing period and may be offered from time to time thereafter. The initial closing (the “Initial Closing”) for the acceptance of Subscription Agreements (defined below) occurred on December 21, 2023. Subsequent closings have occurred and the final closing of investments from third-party investors occurred on December 19, 2025. Each investor in the Private Offering makes capital commitments (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement entered into with the Company. Investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to the investors.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly owned subsidiaries, Diameter Credit Company Holdings LLC ("DCC Holdings I"), Diameter Credit Company Holdings II LLC (“DCC Holdings II”), Diameter Credit Company Holdings III LLC (“DCC Holdings III”), DCC Master Investments LLC (“DCC Master”), DCC Master Investments II LLC (“DCC Master II”), DCC Master Investments III LLC (“DCC Master III”), DCC Master Investments IV LLC (“DCC Master IV”), DCC Master Investments V LLC (“DCC Master V”), DCC Master Investments VI LLC (“DCC Master VI”), Diameter PC CLO 1 LLC (“DPC CLO 1”) and Diameter Capital PC CLO 1 Depositor LLC (“DCPC CLO 1 Depositor”) which have been determined to be “investment company subsidiaries”.

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

The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within net change in unrealized gain (loss) on the Consolidated Statements of Operations.

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

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the Company's exposure to fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded within derivative assets, at fair value or derivative liabilities, at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Company does not utilize hedge accounting with respect to foreign currency forward contracts; and, as such, the Company recognizes its foreign currency forward contracts at fair value with changes included in the net change in unrealized gain (loss) on the Consolidated Statements of Operations.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2026 and 2025, the Company recorded $11,548 and $160, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2026 and 2025, the Company recorded $2,707 and $958, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three months ended March 31, 2026 and 2025, the Company recorded $3,313 and $1,530, respectively, in PIK dividend income.

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

As of March 31, 2026 and December 31, 2025, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

For the three months ended March 31, 2026 and 2025, the Company incurred U.S. federal excise tax amounting to $176 and $90, respectively.

Corporate Tax Blocker Subsidiary

Certain investments of the Company are held through DCC Master IV, a wholly owned subsidiary of the Company that is structured as a corporation for U.S. federal income tax purposes. DCC Master IV is not eligible to elect RIC status and is therefore subject to U.S. federal, state, and local corporate income taxes on its taxable income. In order to meet certain requirements to continue to qualify to be taxed as a RIC, including the annual income test, the Company will continue to utilize DCC Master IV to hold certain investments.

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

For the three months ended March 31, 2026 and 2025, DCC Master IV recorded a current income tax expense of $327 and $0, respectively, and a deferred income tax expense of $1,701 and $0, respectively.

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

For the three months ended March 31, 2026 and 2025, Management Fees earned were $9,639 and $4,581, respectively, wherein $4,819 and $2,291, respectively, of which were waived by the Adviser. As of March 31, 2026 and December 31, 2025, $4,819 and $4,420, respectively, was payable to the Adviser relating to Management Fees.

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

For the three months ended March 31, 2026 and 2025, Incentive Fees earned based on pre-Incentive Fee net investment income were $6,859 and $2,612, respectively, all of which were waived by the Adviser. As of March 31, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three months ended March 31, 2026 and 2025, no Incentive Fees on capital gains were earned. As of March 31, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $497 and $604, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $497 and $104, respectively, was unpaid and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
December 31, 2025	—	—	—
March 31, 2026	—	1,700	(1,700)
	$5,000	$1,700	$3,300

The Company may or may not reimburse remaining expense support in the future.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,604,904	$2,608,259	91.66%	$2,554,997	$2,568,302	92.27%
Second lien debt	18,205	18,211	0.64	15,437	15,437	0.55
Other equity	68,267	76,242	2.68	57,178	58,038	2.09
Preferred equity	142,028	142,910	5.02	140,266	141,699	5.09
Total	$2,833,404	$2,845,622	100.00%	$2,767,878	$2,783,476	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	0.69%	0.44%
Air Freight & Logistics	1.08	1.00
Automobile Components	5.18	5.33
Automobiles	1.05	1.09
Capital Markets	0.75	0.75
Chemicals	1.41	1.35
Commercial Services & Supplies	10.93	9.80
Construction & Engineering	2.71	2.74
Diversified Consumer Services	5.76	4.20
Diversified Telecommunication Services	2.73	2.65
Electrical Equipment	1.15	0.89
Electronic Equipment, Instruments & Components	1.37	1.40
Financial Services	5.14	6.28
Health Care Equipment & Supplies	4.24	4.25
Health Care Providers & Services	11.00	10.52
Hotels, Restaurants & Leisure	7.44	6.78
Insurance	5.69	5.89
Interactive Media & Services	2.28	5.74
Machinery	0.79	—
Media	1.32	1.34
Personal Care Products	1.87	1.95
Professional Services	16.64	14.79
Software	4.66	7.11
Trading Companies & Distributors	1.63	1.25
Wireless Telecommunication Services	2.49	2.46
Total	100.00%	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,862	$21,287	0.75%
France	52,331	52,565	1.84
Germany	42,117	42,851	1.51
Italy	81,844	80,469	2.83
Sweden	45,664	45,845	1.61
United States	2,590,586	2,602,605	91.46
Total	$2,833,404	$2,845,622	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,395	$20,797	0.75%
France	52,265	53,325	1.92
Germany	42,191	43,947	1.58
Italy	81,781	82,397	2.96
Sweden	76,495	76,368	2.74
United States	2,494,751	2,506,642	90.05
Total	$2,767,878	$2,783,476	100.00%

As of March 31, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

As of March 31, 2026 and December 31, 2025, on a fair value basis, 94.7% and 95.2%, respectively, of our performing debt investments bore interest at a floating rate and 5.3% and 4.8%, respectively, of our performing debt investments bore interest at a fixed rate.

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

In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended March 31, 2026 and 2025. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to December 31, 2025 without readily available market quotations subject to review by an independent valuation firm. All investments originated after December 31, 2025 without readily available market quotations were held at amortized cost due to recency of an open market transaction. As of March 31, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the fair value hierarchy of financial instruments:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$233,089	$2,375,170	$2,608,259
Second lien debt	—	—	18,211	18,211
Other equity	—	—	74,993	74,993
Preferred equity	—	—	142,910	142,910
Money market funds	48,029	—	—	48,029
Subtotal	48,029	233,089	2,611,284	2,892,402
Investments measured at net asset value (1)	—	—	—	1,249
Total	$48,029	$233,089	$2,611,284	$2,893,651

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$399,991	$2,168,311	$2,568,302
Second lien debt	—	—	15,437	15,437
Other equity	—	—	58,038	58,038
Preferred equity	—	—	141,699	141,699
Money market funds	74,993	—	—	74,993
Total	$74,993	$399,991	$2,383,485	$2,858,469

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets. The Company's $1,249 fair-value interest in Constellation Wealth Capital Fund II, L.P. ("CWC"), a private partnership making minority investments in wealth-management businesses, has $18,751 of unfunded commitments, is not redeemable, and the Company has no current plans to sell. The Company expects to receive distributions as CWC's underlying investments are realized over its initial eight-year term, which may be extended for up to four additional one-year periods.

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$2,168,311	$15,437	$58,038	$141,699	$2,383,485
Purchases of investments including capitalized PIK interest and dividends	275,256	7,900	9,856	1,761	294,773
Proceeds from principal repayments and sales of investments	(57,274)	(5,142)	(15)	—	(62,431)
Accretion of discounts	1,190	10	—	—	1,200
Net realized gain	1,152	—	—	—	1,152
Net change in unrealized gain (loss)	(13,465)	6	7,114	(550)	(6,895)
Fair value, end of period	$2,375,170	$18,211	$74,993	$142,910	$2,611,284
Net change in unrealized gain (loss) included in earnings related to financial instruments still held as of March 31, 2026 included in net change in unrealized gain (loss) on the Consolidated Statements of Operations	$(13,292)	$6	$7,114	$(551)	$(6,723)

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$—	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest	185,954	—	—	—	185,954
Proceeds from principal repayments	(15,853)	—	—	—	(15,853)
Accretion of discounts	858	—	—	—	858
Net realized gain	163	—	—	—	163
Net change in unrealized gain	4,548	—	242	168	4,958
Fair value, end of period	$1,283,427	$—	$7,742	$76,855	$1,368,024
Net change in unrealized gain included in earnings related to financial instruments still held as of March 31, 2025 included in net change in unrealized gain on the Consolidated Statements of Operations	$4,836	$—	$242	$168	$5,246

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$2,243,238	Yield analysis	Discount rate	7.16%	15.16%	9.25%
	131,932	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	18,211	Yield analysis	Discount rate	14.54%	14.54%	14.54%
Investments in other equity	64,019	Market Approach	EBITDA Multiple	8.50x	14.00x	11.03x
	9,046	Transaction price	N/A	N/A	N/A	N/A
	1,928	Yield analysis	Discount rate	15.00%	15.00%	15.00%
Investments in preferred equity	142,910	Yield analysis	Discount rate	11.21%	15.93%	13.31%
Total	$2,611,284

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,927,288	Yield analysis	Discount rate	6.63%	12.04%	8.99%
	241,023	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	15,437	Transaction price	N/A	N/A	N/A	N/A
Investments in other equity	33,765	Market Approach	EBITDA Multiple	9.25x	14.00x	11.59x
	24,273	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	109,961	Yield analysis	Discount rate	10.81%	15.10%	12.48%
	31,738	Transaction price	N/A	N/A	N/A	N/A
Total	$2,383,485

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

Financial Instruments Not Carried at Fair Value

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Debt Securitizations, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2026, approximates carrying value as the Debt Securitizations have variable interest based on selected short-term rates. The Company did not have any Debt Securitizations as of December 31, 2025.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2026 and December 31, 2025, approximates carrying value due to the short maturity of the Repurchase Obligations.

Note 6. Derivatives

The Company enters into derivative instruments in the normal course of business to manage foreign currency risk.

The net fair value of foreign currency transactions are included within derivative assets, at fair value, if any, or derivative liabilities, at fair value, if any, in the Consolidated Statements of Assets and Liabilities.

The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$425	$—	$425	$35,000
Total derivative assets, at fair value	$—	$425	$—	$425	$35,000

Derivative liabilities
Foreign currency forward contracts	$—	$155	$—	$155	$86,419
Total derivative liabilities, at fair value	$—	$155	$—	$155	$86,419
Cash collateral posted				$5,510

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$44	$—	$44	$35,419
Total derivative assets, at fair value	$—	$44	$—	$44	$35,419

Derivative liabilities
Foreign currency forward contracts	$—	$420	$—	$420	$35,000
Total derivative liabilities, at fair value	$—	$420	$—	$420	$35,000
Cash collateral posted				$3,500

In the table above:

•
The notional amount represents the absolute value amount of all outstanding derivative instruments.
•
All foreign currency derivatives are not designated in hedge relationships.
•
The fair value has been presented prior to the application of counterparty netting or cash collateral netting.

The table below presents the impact to the Consolidated Statements of Operations from derivative instruments not designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026. The net change in unrealized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net change in unrealized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

instruments not designated in a qualifying hedge accounting relationship are included within net realized gain on derivative instruments in the Consolidated Statements of Operations, if any.

For the Three Months Ended March 31,
2026
Net change in unrealized gain
Foreign currency forward contracts	$646
Net change in unrealized gain	$646
Realized gain
Foreign currency forward contracts	$1,827
Realized gain	$1,827

There was no impact to the Consolidated Statements of Operations from derivative instruments for the three months ended March 31, 2025.

Offsetting of Derivative Instruments

The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments:

	March 31, 2026
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$425	$—	$425	$(155)	$—	$270
Total	$425	$—	$425	$(155)	$—	$270

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Pledged with Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$155	$—	$155	$(155)	$—	$—
Total	$155	$—	$155	$(155)	$—	$—

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	December 31, 2025
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

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 204.4% and 199.5%, respectively.

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

MS Revolving Credit Facility

On April 19, 2024 the Company entered into a revolving credit facility (as subsequently amended on September 11, 2024, October 2, 2024, January 23, 2025, and March 20, 2026, the “MS Revolving Credit Facility”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.00%. Any amounts borrowed under the MS Revolving Credit Facility will

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

mature, and all accrued and unpaid interest will be due and payable, on March 20, 2031. The total commitments under the MS Revolving Credit Facility are $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

Barclays Revolving Credit Facility

On October 3, 2025, the Company entered into a revolving credit facility (as subsequently amended on October 23, 2025, the "Barclays Revolving Credit Facility"), with Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Barclays Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.05%. Any amounts borrowed under the Barclays Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2035. The total commitments under the Barclays Revolving Credit Facility are $400,000. The Barclays Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Barclays Revolving Credit Facility to $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Barclays Revolving Credit Facility is guaranteed by DCC Holdings III.

DPC CLO 1 Debt Securitization

The Company has determined that the securitization vehicle noted below operates as an extension of the Company and therefore, will be consolidated by the Company.

On March 24, 2026, the Company completed a $399,900 term debt securitization (the "DPC CLO 1 Debt Securitization") issued by Diameter Capital PC CLO 1 LLC (the "CLO 1 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company. The DPC CLO 1 Debt Securitization consists of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2038 (the "CLO 1 Class A-1 Notes"), $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038 (the "CLO 1 Class A-2 Notes"), $24,000 of AA(sf) Class B Senior Secured Floating Rate Notes due 2038 (the "CLO 1 Class B Notes," and together with the CLO 1 Class A-1 Notes and the CLO 1 Class A-2 Notes, the "CLO 1 Secured Notes") and $127,900 of Subordinated Notes due 2126, which do not bear interest (the "CLO 1 Subordinated Notes", and together with the CLO 1 Secured Notes, the "CLO 1 Notes"). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the CLO 1 Issuer, which is consolidated by the Company.

The following table presents information on the secured notes and subordinated notes issued in the DPC CLO 1 Debt Securitization:

Description	Type	Principal Outstanding Balance	Interest Rate	Credit Rating
CLO 1 Class A-1 Notes	Senior Secured Floating Rate	$232,000	Term SOFR + 1.49%	AAA(sf)
CLO 1 Class A-2 Notes	Senior Secured Floating Rate	16,000	Term SOFR + 1.70%	AAA(sf)
CLO 1 Class B Notes	Senior Secured Floating Rate	24,000	Term SOFR + 1.85%	AA(sf)
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	127,900	None	Not Rated
Total CLO 1 Secured Notes		$399,900

(1)
The Company retained 100% of the CLO 1 Subordinated Notes issued in the DPC CLO 1 Debt Securitization, which are eliminated in consolidation.

The DPC CLO 1 Debt Securitization is backed by a diversified portfolio consisting primarily of first lien debt. The CLO 1 Secured Notes are scheduled to mature on January 15, 2038 and the CLO 1 Subordinated Notes are scheduled to mature on January 15, 2126; however, the CLO 1 Notes may be redeemed by the CLO 1 Issuer, at the direction of DCPC CLO 1 Depositor (the "CLO 1 Retention Holder"), as owner of all of the CLO 1 Subordinated Notes, on any business day on or after March 24, 2028. The CLO 1 Retention Holder acts as retention holder in connection with the DPC CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 1 Subordinated Notes. The Company, through the CLO 1 Retention Holder, has retained 100% of the CLO 1 Subordinated Notes issued in the DPC CLO 1 Debt Securitization.

Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The CLO 1 Secured Notes are the secured obligation of the CLO 1 Issuer, the CLO 1 Subordinated Notes are the unsecured obligations of the CLO 1 Issuer.

The CLO 1 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or "blue sky" laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Diameter Credit Company serves as collateral manager to the CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

The following presents the assets and liabilities of the CLO 1 Issuer, after giving effect to the elimination of intercompany balances. The assets of the CLO 1 Issuer are restricted to be used to settle the obligations of the CLO 1 Issuer. The liabilities of the CLO 1 Issuer are only the obligations of the CLO 1 Issuer and the creditors (or beneficial interest holders) do not have recourse to the Company.

March 31, 2026
Assets
Investments at fair value	$389,268
Cash and cash equivalents (restricted cash of $10,476)	10,476
Interest receivable	361
Total assets	$400,105

Liabilities
Debt Securitizations (net of debt issuance costs of $2,360)	$269,640
Interest payable	93
Total liabilities	$269,733

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

As of March 31, 2026 and December 31, 2025, the Company had outstanding Repurchase Obligations of $64,363 and $127,369, respectively. Interest expense under these Repurchase Obligations is calculated as the product of (i) the difference in days between the trade date and the settlement date, which will occur on or prior to the 90th calendar day following the trade date, of the respective Macquarie Transaction and (ii) the interest rates listed in the table below, as stipulated in the respective repurchase agreements.

The following table summarized the Company's repurchase agreements as of March 31, 2026:

Issuer	Investment	Trade Date	Interest Rate
Purflux Holding S.À R.L.	Term Loan	1/30/2026	0.00013636
VCI Asset Holdings 1 LLC	Term Loan	2/27/2026	0.00018130

The following table summarized the Company's repurchase agreements as of December 31, 2025:

Issuer	Investment	Trade Date	Interest Rate
Intrum Investments and Financing AB (PUBL)	Revolver	10/9/2025	0.00013641
Purflux Holding S.À R.L.	Term Loan	11/3/2025	0.00013742
VCI Asset Holdings 1 LLC	Term Loan	12/1/2025	0.00018459
Twitter, Inc.	Term Loan	12/12/2025	0.00018283
Twitter, Inc.	Term Loan	12/22/2025	0.00018178

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$650,000	$552,555	$552,555	$97,445	$52,538
MS Revolving Credit Facility	500,000	264,300	264,300	235,700	28,036
Barclays Revolving Credit Facility	400,000	282,600	282,600	117,400	74,263
CLO 1 Secured Notes	272,000	272,000	272,000	—	—
Repurchase Obligations	64,363	64,363	64,363	—	—
Total	$1,886,363	$1,435,818	$1,435,818	$450,545	$154,837

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$650,000	$567,732	$567,732	$82,268	$45,371
MS Revolving Credit Facility	500,000	458,700	458,700	41,300	33,904
Barclays Revolving Credit Facility	350,000	250,000	250,000	100,000	65,412
Repurchase Obligations	127,369	127,369	127,369	—	—
Total	$1,627,369	$1,403,801	$1,403,801	$223,568	$144,687

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of March 31, 2026 and December 31, 2025, $11,761 and $13,763, respectively, of borrowing interest expense and $129 and $129, respectively, of facility commitment fees were included in interest payable. For the three months ended March 31, 2026 and 2025, the weighted average interest rate on all borrowings outstanding was 5.87% and 6.77%, respectively, and the average principal debt outstanding was $1,403,636 and $751,139, respectively.

The components of interest expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$20,764	$12,720
Facility commitment fees	175	207
Amortization of financing costs	691	440
Total interest expense	$21,630	$13,367
Cash paid for interest expense	$22,941	$11,467

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $513,048 and $676,174, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of March 31, 2026 and December 31, 2025, the Company had uncalled equity commitments in the aggregate amount of $19,764 and $21,688, respectively.

Litigation and Regulatory Matters

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,723,630 and $1,723,630 respectively, ($268,701 and $355,645, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($4,898 and $6,530, respectively, remaining undrawn) were from affiliates of the Adviser.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
March 2, 2026	3,109,176	$86,943
Total	3,109,176	$86,943

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
Total	2,575,953	$70,392

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

Distributions

The following table summarized the Company's distributions declared to common shareholders for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2026	March 31, 2026	May 8, 2026	$0.625	$34,143
Total distributions			$0.625	$34,143

The following table summarized the Company's distributions declared to common shareholders for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
Total distributions			$0.625	$15,960

During the three months ended March 31, 2026 and 2025, no dividends were declared or paid to preferred shareholders by the Company.

Distribution Reinvestment

The Company has adopted a distribution reinvestment plan (“DRIP”), pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end net asset value (“NAV”) per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the DRIP will not reduce outstanding Capital Commitments.

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the three months ended March 31, 2026:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2026	$4,104	150,782
Total distributions	$4,104	150,782

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the three months ended March 31, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
Total distributions	$1,854	69,821

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$43,486	$26,891
Weighted average shares of Common Shares outstanding	52,507,789	23,967,109
Earnings per Common Share	$0.83	$1.12

Note 11. Financial Highlights

The following are the financial highlights:

	Three Months Ended March 31,
Per Share Data (1)	2026	2025
Net asset value per Common Share at beginning of period	$27.22	$26.55
Net investment income (loss)	0.88	0.73
Net realized and unrealized gain (loss) (2)	(0.05)	0.39
Dividends to preferred shareholders (5)	—	—
Net increase (decrease) from operations	0.83	1.12
Distributions declared	(0.63)	(0.63)
Impact of issuance of Common Shares	0.01	0.02
Total decrease in net assets applicable to common shareholders from capital share transactions	(0.62)	(0.61)
Total increase (decrease) in net assets applicable to common shareholders	0.21	0.51
Net asset value per Common Share at end of period	$27.43	$27.06
Total return (3)	3.09%	4.29%
Ratios to Average Net Assets
Annualized ratio of net investment income (loss) to average net assets applicable to Common Shares (4)	13.00%	11.14%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)(6)	11.35%	14.26%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)(6)	8.51%	11.14%
Portfolio turnover	9.14%	2.79%

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
Amount rounds to less than $0.01

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

(6)
The amounts reflected do not reflect the effect of excise and other tax expense.

The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding	Asset Coverage Per Unit (1)	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit (2)
Series A Preferred Shares
March 31, 2026	$1,500	$2,042	$3,000	N/A
December 31, 2025	1,500	1,996	3,000	N/A
December 31, 2024	1,500	1,904	3,000	N/A
December 31, 2023	1,500	4,308	3,000	N/A
Repurchase Obligations
March 31, 2026	$64,363	$2,043	$—	N/A
December 31, 2025	127,369	1,997	—	N/A
December 31, 2024	177,321	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Citi Revolving Credit Facility
March 31, 2026	$552,555	$2,043	$—	N/A
December 31, 2025	567,732	1,997	—	N/A
December 31, 2024	265,300	1,906	—	N/A
December 31, 2023	—	—	—	N/A
MS Revolving Credit Facility
March 31, 2026	$264,300	$2,043	$—	N/A
December 31, 2025	458,700	1,997	—	N/A
December 31, 2024	230,000	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Barclays Revolving Credit Facility
March 31, 2026	$282,600	$2,043	$—	N/A
December 31, 2025	250,000	1,997	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
CLO 1 Secured Notes
March 31, 2026	$272,000	$2,043	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A

(1)
Asset coverage per unit for the revolving credit facilities and Repurchase Obligations is calculated as the ratio of the Company's total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness, expressed as a dollar amount per $1,000 of indebtedness, in accordance with Section 18(h) of the 1940 Act. Asset coverage per unit for the Series A Preferred Shares is expressed as a dollar amount per share. As of March 31, 2026 and December 31, 2025, the Company's asset coverage ratio was 204.4% and 199.5%, respectively.
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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.

Citi Revolving Credit Facility

On April 24, 2026, the Company entered into Amendment No. 5 (“Amendment No. 5”) to its Citi Revolving Credit Facility. Amendment No. 5 amends the Citi Revolving Credit Facility to, among other things, (i) reduce the maximum facility amount from $650,000 to $500,000, (ii) reduce the accordion provision from an aggregate maximum amount of $800,000 to $600,000, (iii) extend the reinvestment period from January 10, 2027 to January 10, 2029 and (iv) extend the scheduled maturity date from January 10, 2029 to January 10, 2031.

DPC CLO 2 Debt Securitization

On April 24, 2026, the Company completed a $412,600 term debt securitization (the "DPC CLO 2 Debt Securitization") issued by Diameter Capital PC CLO 2 LLC (the "CLO 2 Issuer"), an indirect, wholly-owned, consolidated subsidiary of the Company. The DPC CLO 2 Debt Securitization consists of $40,700 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2038 (the "CLO 2 Class A-1 Notes"), $200,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Loans due 2038 (the "CLO 2 Class A-1 Loans"), $16,600 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038 (the "CLO 2 Class A-2 Notes"), $24,900 of AA(sf) Class B Senior Secured Floating Rate Notes due 2038 (the "CLO 2 Class B Notes", and together with the CLO 2 Class A-1 Notes, the CLO 2 Class A-1 Loans and the CLO 2 Class A-2 Notes, the "CLO 2 Secured Debt") and $130,400 of Subordinated Notes due 2126, which do not bear interest (the "CLO 2 Subordinated Notes", and together with the CLO 2 Secured Debt, the "CLO 2 Notes"). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the CLO 2 Issuer, which is consolidated by the Company.

The CLO 2 Class A-1 Loans were incurred pursuant to a Class A-1 Credit Agreement among the CLO 2 Issuer, as borrower, Western Alliance Trust Company, N.A., as loan agent and collateral trustee, and the lenders party thereto (the "CLO 2 Credit Agreement").

The following table presents information on the CLO 2 Notes:

Description	Type	Principal Outstanding Balance	Interest Rate	Credit Rating
CLO 2 Class A-1 Notes	Senior Secured Floating Rate	$40,700	Term SOFR + 1.70%	AAA(sf)
CLO 2 Class A-1 Loans	Senior Secured Floating Rate	200,000	Term SOFR + 1.70%	AAA(sf)
CLO 2 Class A-2 Notes	Senior Secured Floating Rate	16,600	Term SOFR + 1.85%	AAA(sf)
CLO 2 Class B Notes (1)	Senior Secured Floating Rate	24,900	Term SOFR + 2.00%	AA(sf)
Total Secured Notes		282,200
CLO 2 Subordinated Notes (2)	Subordinated	130,400	None	Not Rated
Total CLO 2 Secured Notes		$412,600

(1)
The Company retained 15.66% of the CLO 2 Class B Notes issued in the DPC CLO 2 Debt Securitization, which will be eliminated in consolidation.
(2)
The Company retained 100% of the CLO 2 Subordinated Notes issued in the DPC CLO 2 Debt Securitization, which will be eliminated in consolidation.

The DPC CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The CLO 2 Secured Debt is scheduled to mature on April 15, 2038 and the CLO 2 Subordinated Notes are scheduled to mature on April 15, 2126; however, the CLO 2 Notes may be redeemed by the CLO 2 Issuer, at the direction of Diameter Capital PC CLO 2 Depositor LLC (the "CLO 2 Retention Holder"), as owner of a majority of the CLO 2 Subordinated Notes, on any business day on or after April 15, 2028. The CLO 2 Retention Holder acts as retention holder in connection with the DPC CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2 Subordinated Notes. The Company, through the CLO 2 Retention Holder, has retained 15.66% of the CLO 2 Class B Notes and 100% of the CLO 2 Subordinated Notes issued in the DPC CLO 2 Debt Securitization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All figures in this item are in thousands except share, per share and other data.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in "Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this quarterly report on Form 10-Q and in Part I., Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2026 and 2025. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended March 31, 2026 and 2025 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$2,767,878	$1,207,142
New investments purchased including capitalized PIK interest and dividends	314,476	356,003
Accretion of discounts	9,996	1,299
Investments sold or repaid	(258,946)	(37,797)
Total investments, end of period	$2,833,404	$1,526,647
Number of portfolio companies	72	44
Weighted average yield on debt and income producing investments, at amortized cost	9.50%	10.46%
Weighted average yield on debt and income producing investments, at fair value	9.48%	10.34%

Our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,604,904	$2,608,259	91.66%	$2,554,997	$2,568,302	92.27%
Second lien debt	18,205	18,211	0.64	15,437	15,437	0.55
Other equity	68,267	76,242	2.68	57,178	58,038	2.09
Preferred equity	142,028	142,910	5.02	140,266	141,699	5.09
Total	$2,833,404	$2,845,622	100.00%	$2,767,878	$2,783,476	100.00%

As of March 31, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	March 31, 2026	December 31, 2025
1	$216,059	$214,343
2	2,367,548	2,348,499
3	42,863	20,897
4	—	—
5	—	—
Total	$2,626,470	$2,583,739

Results of Operations

The following table represents the operating results:

	Three Months Ended March 31,
	2026	2025
Total investment income	$76,241	$35,279
Net operating expenses	29,967	17,468
Net investment income before excise and other tax expense	46,274	17,811
Excise and other tax expense	505	351
Net investment income after excise and other tax expense	45,769	17,460
Net change in unrealized gain (loss)	(422)	8,766
Net realized gain (loss)	(115)	710
Income tax provision	(1,701)	—
Net increase in net assets resulting from operations	$43,531	$26,936

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended March 31,
	2026	2025
Interest income	$71,669	$33,080
Dividend income	4,534	2,172
Fee income	38	27
Total investment income	$76,241	$35,279

For the three months ended March 31, 2026 and 2025, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $2,845,622 and $1,544,714, respectively, at fair value at March 31, 2026 and 2025. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$21,630	$13,367
Management Fees	9,639	4,581
Income based Incentive Fees	6,859	2,612
Administrative services	727	604
Professional fees	267	494
Board of Trustees’ fees	69	50
Other general and administrative	754	641
Amortization of deferred offering costs	—	22
Total operating expenses	39,945	22,371
Management Fees waived	(4,819)	(2,291)
Incentive Fees waived	(6,859)	(2,612)
Expense support	1,700	—
Net operating expenses	29,967	17,468
Excise and other tax expense	505	351
Net expenses	$30,472	$17,819

Interest expense for the three months ended March 31, 2026 and 2025 was driven by borrowings in our Revolving Credit Facilities, Debt Securitizations, and Repurchase Obligations. Management Fees for the three months ended March 31, 2026 and 2025 were driven by our deployment of capital. For the three months ended March 31, 2026 and 2025, the Adviser waived Management Fees of $4,819 and $2,291, respectively.

For the three months ended March 31, 2026 and 2025, the Incentive Fees earned related to pre-Incentive Fee net investment income were $6,859 and $2,612, respectively, all of which was waived by the Adviser. There were no accrued capital gains based incentive fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains based incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

For the three months ended March 31, 2026 and 2025, the Company incurred U.S. federal excise tax amounting to $176 and $90, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2026 and 2025, we recorded a net tax expense of $2,028 and $261, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain was comprised of the following:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized gain (loss) on investments	$(3,380)	$8,766
Net change in unrealized gain on derivative instruments	646	—
Net change in unrealized gain on translation of assets and liabilities in foreign currencies	2,312	—
Net change in unrealized gain (loss)	$(422)	$8,766

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2026 and 2025, the net change in unrealized gain (loss) on our investment portfolio was $(3,380) and $8,766, respectively.

The net change in unrealized gain on derivative instruments for the three months ended March 31, 2026 was $646, primarily as a result of fluctuations in the EUR exchange rate. The net change in unrealized gain on derivative instruments for the three months ended March 31, 2025 was $0, as we did not hold any foreign currency forward contracts.

The net change in unrealized gain on foreign currency translations for the three months ended March 31, 2026 was $2,312, primarily as a result of fluctuations in the Euro exchange rate. The net change in unrealized gain on foreign currency translations for the three months ended March 31, 2025 was $0, as we did not hold any foreign currencies.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments consisted of the following:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments	$(501)	$710
Net realized gain on derivative instruments	1,827	—
Net realized loss on foreign currency transactions	(1,441)	—
Net realized gain (loss)	$(115)	$710

The realized gain (loss) on fully exited and partially exited investments for the three months ended March 31, 2026 and 2025 were $(501) and $710, respectively.

The realized gain on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three months ended March 31, 2026 and 2025 were $1,827 and $0, respectively.

The realized gain on foreign currency transactions for the three months ended March 31, 2026 and 2025 were $(1,441) and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of March 31, 2026, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of March 31, 2026 and December 31, 2025, we had Revolving Credit Facilities and Debt Securitizations outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities or debt securitizations, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2026 and December 31, 2025, we had an aggregate amount of $1,437,318 and $1,405,301, respectively, of senior securities outstanding, our asset coverage ratio was 204.4% and 199.5%, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of March 31, 2026 and December 31, 2025, we had $113,151 and $122,052, respectively, in cash and cash equivalents. During the three months ended March 31, 2026 and 2025, cash used in operating activities was $93,112 and $285,658, respectively, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. Cash provided by financing activities was $83,340 and $228,453, respectively, during the three months ended March 31, 2026 and 2025, respectively, primarily as a result of proceeds from the issuance of Common Shares.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
March 2, 2026	3,109,176	$86,943
Total	3,109,176	$86,943

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2025:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
February 24, 2025	2,575,953	$70,392
Total	2,575,953	$70,392

During the three months ended March 31, 2026 and 2025, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2026 and December 31, 2025, we had received Capital Commitments totaling $1,723,630 and $1,723,630 ($268,701 and $355,645 remaining undrawn), respectively, of which $32,650 and $32,650 ($4,898 and $6,530 remaining undrawn), respectively, was from affiliates of the Adviser.

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

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of this tax. In that event, we will be liable for this tax only on the amount by which we do not meet the foregoing distribution requirement. We have paid $207 and $0 in U.S. federal excise tax related to the 2025 and 2026 tax years, respectively.

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

Borrowings

As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $1,435,818 and $1,403,801, respectively, of net borrowings outstanding.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates should be read in connection with our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting estimates.

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

As of March 31, 2026, 94.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026 the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	March 31, 2026
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$50,891	$28,716	$22,175
Up 100 basis points	25,561	14,358	11,203
Down 100 basis points	(25,098)	(14,358)	(10,740)
Down 200 basis points	(50,142)	(28,716)	(21,426)

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors discussed in Part I., Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no trustee or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

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

10.1	Amendment No. 4 to Loan and Servicing Agreement dated as of March 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2026)
10.2

Purchase Agreement, dated as of March 24, 2026, by and between Diameter Capital PC CLO 1 LLC, as issuer, Morgan Stanley & Co. LLC, as initial purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2026)

10.3

Indenture, dated as of March 24, 2026, by and between Diameter Capital PC CLO 1 LLC, as issuer and Western Alliance Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 27, 2026)

10.4

Collateral Management Agreement, dated as of March 24, 2026, by and between Diameter Capital PC CLO 1 LLC, as issuer, and Diameter Credit Company, as collateral manager (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 27, 2026)

10.5

Master Loan Sale Agreement, dated as of March 24, 2026, by and among Diameter Credit Company, as transferor, Diameter Capital PC CLO 1 Depositor LLC, as U.S. retention holder and Diameter Capital PC CLO 1 LLC, as issuer (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 27, 2026)

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

Diameter Credit Company

Date: May 11, 2026	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Matt Gilmartin
Matt Gilmartin
Chief Financial Officer
(Principal Financial Officer)