Form 10-Q
period 2026-06-30
Diameter Credit Co
filed 2026-08-10
CIK 1916099

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 54,778,146 shares of Common Shares, $0.001 par value per share, outstanding.

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
•
general economic and political trends and other external factors, including inflation, trade policies and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Part I., Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by our periodic filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,807,068 and $2,767,878 at June 30, 2026 and December 31, 2025, respectively)	$2,807,208	$2,783,476
Total investments, at fair value	2,807,208	2,783,476
Cash and cash equivalents (restricted cash of $75,391 and $61,386 at June 30, 2026 and December 31, 2025, respectively)	145,013	122,052
Derivative assets, at fair value	3,136	44
Receivable for investments sold	35,992	15,591
Interest receivable	18,434	18,393
Dividends receivable	4,041	1,321
Deferred financing costs	14,037	11,013
Other assets	25	25
Total Assets	$3,027,886	$2,951,915
Liabilities
Revolving Credit Facilities	$919,491	$1,276,432
Debt Securitizations (net of debt issuance costs of $4,279 and $0 at June 30, 2026 and December 31, 2025, respectively)	546,021	—
Repurchase Obligations	—	127,369
Distributions payable	34,237	34,674
Payable for investments purchased	116	92,602
Interest payable	15,094	13,892
Derivative liabilities, at fair value	—	420
Management Fees payable	4,728	4,420
Due to affiliates	1,983	104
Board of Trustees' fees payable	69	72
Accrued expenses and other liabilities	3,278	2,106
Total Liabilities	1,525,017	1,552,091
Commitments and contingencies (Note 8)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 54,778,146 and 51,369,200 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	54	51
Additional paid in capital	1,475,159	1,380,028
Distributable earnings	26,156	18,245
Total Net Assets Applicable to Common Shares	1,501,369	1,398,324
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$3,027,886	$2,951,915
Net Asset Value Per Common Share	$27.41	$27.22

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$62,901	$39,040	$134,570	$72,120
Dividend income	4,718	2,230	9,252	4,402
Fee income	330	40	368	67
Total Investment Income	67,949	41,310	144,190	76,589
Operating Expenses
Interest expense	22,260	15,080	43,890	28,447
Management Fees	9,456	5,499	19,095	10,080
Income based Incentive Fees	5,597	3,163	12,456	5,775
Administrative services	737	712	1,464	1,316
Professional fees	724	356	991	850
Board of Trustees’ fees	69	51	138	101
Other general and administrative	1,091	1,019	1,845	1,660
Amortization of deferred offering costs	—	4	—	26
Total Operating Expenses	39,934	25,884	79,879	48,255
Management Fees waived	(4,728)	(2,749)	(9,547)	(5,040)
Incentive Fees waived	(5,597)	(3,163)	(12,456)	(5,775)
Recoupment of expense support	1,000	—	2,700	—
Net Operating Expenses	30,609	19,972	60,576	37,440
Net Investment Income before excise and other tax expense	37,340	21,338	83,614	39,149
Excise and other tax expense	404	207	909	558
Net investment income after excise and other tax expense	36,936	21,131	82,705	38,591
Net Realized and Unrealized Gains (Losses)
Net realized gain (loss)
Non-controlled/non-affiliated investments	4,633	(2,192)	4,132	(1,482)
Derivative instruments	72	—	1,899	—
Foreign currency transactions	155	—	(1,286)	—
Net realized gain (loss)	4,860	(2,192)	4,745	(1,482)
Net change in unrealized gain (loss)
Non-controlled/non-affiliated investments	(12,078)	1,252	(15,458)	10,018
Derivative instruments	2,866	—	3,512	—
Translation of assets and liabilities in foreign currencies	262	—	2,574	—
Income tax benefit (provision)	4	—	(1,697)	—
Net change in unrealized gain (loss)	(8,946)	1,252	(11,069)	10,018
Net Realized and Unrealized Gain (Loss)	(4,086)	(940)	(6,324)	8,536
Net Increase in Net Assets Resulting from Operations	$32,850	$20,191	$76,381	$47,127
Series A Preferred Shares dividends	45	45	90	90
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$32,805	$20,146	$76,291	$47,037
Earnings per share	$0.60	$0.69	$1.42	$1.77
Weighted average shares of Common Shares outstanding	54,717,569	29,172,014	53,618,783	26,583,939

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended June 30, 2026	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2026	54,629,158	$54	$1,471,072	$27,588	$1,498,714
Reinvestment of distributions	148,988	—	4,087	—	4,087
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	36,936	36,936
Net realized gain	—	—	—	4,860	4,860
Net change in unrealized loss, net of income tax benefit (provision)	—	—	—	(8,946)	(8,946)
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(34,237)	(34,237)
Total increase (decrease) for the three months ended June 30, 2026	148,988	—	4,087	(1,432)	2,655
Balance at June 30, 2026	54,778,146	$54	$1,475,159	$26,156	$1,501,369

	Common Shares

Six Months Ended June 30, 2026	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	51,369,200	$51	$1,380,028	$18,245	$1,398,324
Issuance of Common Shares	3,109,176	3	86,940	—	86,943
Reinvestment of distributions	299,770	—	8,191	—	8,191
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	82,705	82,705
Net realized gain	—	—	—	4,745	4,745
Net change in unrealized loss, net of income tax benefit (provision)	—	—	—	(11,069)	(11,069)
Series A Preferred Shares dividends	—	—	—	(90)	(90)
Common shares distributions from earnings	—	—	—	(68,380)	(68,380)
Total increase for the six months ended June 30, 2026	3,408,946	3	95,131	7,911	103,045
Balance at June 30, 2026	54,778,146	$54	$1,475,159	$26,156	$1,501,369

(1)
The par amount on reinvestment of distributions is less than $1.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended June 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	25,535,954	$26	$667,746	$23,163	$690,935
Issuance of Common Shares	7,113,136	7	194,283	—	194,290
Reinvestment of distributions	58,430	—	1,581	—	1,581
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	21,131	21,131
Net realized (loss)	—	—	—	(2,192)	(2,192)
Net change in unrealized gain	—	—	—	1,252	1,252
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common shares distributions from earnings	—	—	—	(20,442)	(20,442)
Total increase (decrease) for the three months ended June 30, 2025	7,171,566	7	195,864	(296)	195,575
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510

	Common Shares
Six Months Ended June 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	9,689,089	10	264,672	—	264,682
Reinvestment of distributions	128,251	—	3,435	—	3,435
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	38,591	38,591
Net realized (loss)	—	—	—	(1,482)	(1,482)
Net change in unrealized gain	—	—	—	10,018	10,018
Series A Preferred Shares dividends	—	—	—	(90)	(90)
Common shares distributions from earnings	—	—	—	(36,402)	(36,402)
Total increase for the six months ended June 30, 2025	9,817,340	10	268,107	10,635	278,752
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510

(1)
The par amount on reinvestment of distributions is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net increase in net assets resulting from operations	$76,381	$47,127
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(475,600)	(572,920)
Proceeds from principal repayments and sales of investments	459,003	125,305
Net realized (gain) loss on investments	(4,132)	1,482
Net realized (gain) on derivative instruments	(1,899)	—
Net realized loss on foreign currency transactions	1,286	—
Net change in unrealized (gain) loss on investments	15,458	(10,018)
Net change in unrealized (gain) on derivative instruments	(3,512)	—
Net change in unrealized (gain) on translation of assets and liabilities in foreign currencies	(2,574)	—
Accretion of discounts	(12,404)	(2,593)
Payment in-kind interest capitalized	(2,181)	(1,780)
Payment in-kind dividends capitalized	(3,876)	(956)
Amortization of deferred financing costs	1,646	923
Amortization of deferred offering costs	—	26
Net proceeds from settlements of derivative contracts	1,899	—
Changes in operating assets and liabilities:
Receivable for investments sold	(20,401)	5
Prefunded investments	—	(48,081)
Interest receivable	(41)	(2,494)
Dividends receivable	(2,720)	(897)
Payable for investments purchased	(92,486)	(2,161)
Interest payable	1,202	2,680
Management Fees payable	308	1,039
Due to affiliates	1,879	(552)
Board of Trustees' fees payable	(3)	(3)
Accrued expenses and other liabilities	1,172	820
Net Cash Used in Operating Activities	(61,595)	(463,048)
Financing Activities
Proceeds from Repurchase Obligations	—	73,875
Repayments of Repurchase Obligations	(127,369)	(102,355)
Borrowings of Revolving Credit Facilities	364,059	519,000
Repayments of Revolving Credit Facilities	(721,000)	(239,300)
Proceeds from Debt Securitizations	550,300	—
Deferred financing costs paid	(5,072)	(5,672)
Debt issuance costs paid	(3,877)	—
Proceeds from issuance of common shares, (net of deferred offering costs of $0 and $174 as of June 30, 2026 and June 30, 2025, respectively)	86,943	264,682
Distributions paid in cash	(60,716)	(31,500)
Net Cash Provided by Financing Activities	83,268	478,730
Net Increase in Cash, Cash Equivalents and Restricted Cash	21,673	15,682
Effect of exchange rate changes on cash and cash equivalents	1,288	—
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	122,052	104,380
Cash, Cash Equivalents and Restricted Cash, End of Period	$145,013	$120,062
Supplemental Information and Non-Cash Activities
Interest paid during the period	$41,042	$24,843
Excise and other taxes paid	$1,401	$90
Reinvestment of distributions during the period	$8,191	$3,435

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

saca1

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/5/2025	9/6/2032	$-	$(22)	$5
Quantum Leap Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/5/2025	9/6/2032	-	(33)	-
Quantum Leap Buyer, LLC	(6)	Term Loan	8.23%	SOFR	4.50%	9/5/2025	9/6/2032	19,900	19,724	19,920
								19,900	19,669	19,925	1.33%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.89%	SOFR	6.25%	9/29/2025	3/1/2029	6,959	6,763	6,669
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(23)	(25)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	9.89%	SOFR	6.25%	9/29/2025	3/1/2029	25,184	24,888	24,856
								32,143	31,628	31,500	2.10%
Automobile Components
Purflux Holding S.À R.L.	(6)(7)(13)	Term Loan	8.65%	EURIBOR	6.50%	11/3/2025	11/4/2030	52,472	51,952	52,311
Ranger Intermediate II, LLC	(6)	Term Loan	9.42%	SOFR	5.50%	10/28/2025	10/28/2031	74,713	73,718	74,115
								127,185	125,670	126,426	8.42%
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	30,000	29,969	30,000
								30,000	29,969	30,000	2.00%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/6/2025	3/6/2027	-	(19)	(135)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	P	5.00%	3/6/2025	3/6/2031	5,692	5,652	5,540
ASP Integrity Acquisition Co LLC	(6)	Term Loan	8.65%	SOFR	5.00%	3/6/2025	3/6/2032	36,462	36,239	35,659
LSF12 Rigel US Investments LLC	(7)(12)	Term Loan	9.50%		N/A	5/8/2026	10/30/2031	28,453	28,298	27,434
								70,607	70,170	68,498	4.56%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.98%	SOFR	5.25%	10/31/2024	10/31/2030	40,298	39,785	38,903
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/31/2024	10/31/2030	-	(107)	(280)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	8.76%	SOFR	5.25%	10/31/2024	10/31/2030	24,688	24,419	23,996
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	10/11/2024	10/14/2031	35,404	35,061	35,404
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit	8.39%	SOFR	4.75%	10/11/2024	10/14/2031	529	489	529
Cobalt Service Partners, LLC	(6)	Term Loan	8.48%	SOFR	4.75%	10/11/2024	10/14/2031	25,268	25,078	25,268
Grid Alliance Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/1/2025	7/1/2030	-	(10)	(80)
Grid Alliance Partners, LLC	(4)(5)(6)	Revolving Line of Credit	8.42%	SOFR	4.75%	7/1/2025	7/1/2030	1,313	1,237	984
Grid Alliance Partners, LLC	(6)	Term Loan	8.48%	SOFR	4.75%	7/1/2025	7/1/2032	61,039	60,515	58,902

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Commercial Services & Supplies (continued)
GSP Midco LLC	(4)(5)(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	10/17/2025	10/17/2031	$15,423	$15,048	$14,974
GSP Midco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/17/2025	10/17/2031	-	(18)	(18)
GSP Midco LLC	(6)	Term Loan	8.73%	SOFR	5.00%	10/17/2025	10/17/2031	24,813	24,374	24,366
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.02%	SOFR	5.25%	1/22/2024	12/18/2028	7,913	7,804	8,035
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.02%	SOFR	5.25%	1/22/2024	12/18/2028	2,586	2,554	2,586
One Silver Serve, LLC	(6)	Term Loan	8.99%	SOFR	5.25%	1/22/2024	12/18/2028	13,733	13,592	13,870
R.R. Donnelley & Sons Company	(6)	Term Loan	8.39%	SOFR	4.75%	8/12/2024	8/8/2029	54,777	53,753	53,517
								307,784	303,574	300,956	20.05%
Construction & Engineering
Glow Intermediate Holdings III, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/31/2025	8/2/2032	-	(21)	-
Glow Intermediate Holdings III, LLC	(4)(5)(6)	Revolving Line of Credit	8.48%	SOFR	4.75%	7/31/2025	7/31/2032	2,053	1,991	2,053
Glow Intermediate Holdings III, LLC	(6)	Term Loan	8.48%	SOFR	4.75%	7/31/2025	7/31/2032	21,995	21,708	21,995
Kelso Industries, LLC	(6)	Term Loan	9.42%	SOFR	5.75%	12/26/2024	12/30/2029	47,236	46,573	46,103
								71,284	70,251	70,151	4.67%
Diversified Consumer Services
GarageCo Intermediate II, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/1/2025	8/2/2032	-	(105)	(194)
GarageCo Intermediate II, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/1/2025	8/2/2032	-	(63)	(58)
GarageCo Intermediate II, LLC	(6)	Term Loan	7.91%	SOFR	4.25%	8/1/2025	8/2/2032	16,485	16,341	16,353
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.17%	SOFR	4.50%	11/10/2025	11/10/2031	141	125	81
Legacy Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/10/2025	11/10/2031	-	(39)	(72)
Legacy Service Partners, LLC	(6)	Term Loan	8.23%	SOFR	4.50%	11/10/2025	11/10/2031	27,086	26,844	26,626
Lightning BuyerCo, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	1/30/2026	1/30/2032	-	(47)	-
Lightning BuyerCo, LLC	(4)(5)(6)	Revolving Line of Credit	8.41%	SOFR	4.75%	1/30/2026	1/30/2032	1,500	1,453	1,500
Lightning BuyerCo, LLC	(6)	Term Loan	8.41%	SOFR	4.75%	1/30/2026	1/30/2032	27,500	27,244	27,500
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	6/30/2026	6/30/2033	-	(104)	(104)
SCP WQS Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/30/2026	6/30/2033	-	(42)	(42)
SCP WQS Buyer, LLC	(4)(6)	Term Loan	8.73%	SOFR	5.00%	6/30/2026	6/30/2033	34,973	34,624	34,624
Summit Buyer, LLC	(6)	Delayed Draw Term Loan		SOFR	4.75%	5/9/2025	5/31/2031	-	(40)	(548)
Summit Buyer, LLC	(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	5/31/2024	5/31/2031	17,861	17,738	17,503
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	P	5.00%	5/31/2024	5/31/2030	1,598	1,583	1,507
Summit Buyer, LLC	(6)	Term Loan	8.73%	SOFR	5.00%	5/31/2024	5/31/2031	35,242	35,118	34,537
								162,386	160,630	159,213	10.60%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Diversified Telecommunication Services
Emerald Wave 3 LLC	(4)(8)	Delayed Draw Term Loan	12.00%		N/A	9/25/2025	9/23/2030	$9,139	$8,773	$9,322
Emerald Wave 3 LLC	(8)	Term Loan	12.00%		N/A	9/25/2025	9/23/2030	36,556	35,436	37,287
								45,695	44,209	46,609	3.10%
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan	7.91%	SOFR	4.25%	8/6/2024	8/6/2031	8,105	8,031	8,105
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/6/2024	8/6/2031	-	-	-
Trystar, LLC	(6)	Term Loan	8.16%	SOFR	4.25%	8/6/2024	8/6/2031	23,616	23,527	23,616
								31,721	31,558	31,721	2.11%
Electronic Equipment, Instruments & Components
SRP Eagle Buyer Inc	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/8/2025	12/8/2031	-	(320)	(300)
SRP Eagle Buyer Inc	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/8/2025	12/8/2031	-	(128)	(120)
SRP Eagle Buyer Inc	(6)	Term Loan	8.48%	SOFR	5.00%	12/8/2025	12/8/2031	29,850	29,300	29,343
								29,850	28,852	28,923	1.93%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	9/6/2024	9/6/2031	-	(14)	(42)
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	9/6/2024	9/6/2031	-	(14)	(22)
Eclipse Buyer, Inc.	(6)	Term Loan	8.15%	SOFR	4.50%	9/6/2024	9/6/2031	22,738	22,570	22,488
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(11)	Revolving Line of Credit	6.02%	EURIBOR	3.75%	9/5/2025	6/30/2028	45,085	45,510	44,608
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/5/2024	12/5/2030	-	(9)	(2)
Rialto Management Group, LLC	(6)	Term Loan	8.64%	SOFR	5.00%	12/5/2024	12/5/2030	29,333	29,137	29,304
								97,156	97,180	96,334	6.42%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.67%	SOFR	6.00%	3/7/2025	3/8/2032	2,208	2,174	1,931
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit	9.61%	SOFR	6.00%	3/7/2025	3/8/2032	833	767	319
BVI Medical, Inc.	(6)	Term Loan	9.91% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	70,653	69,838	63,941
Gula Buyer Inc.	(6)	Term Loan	8.13%	SOFR	4.50%	10/25/2024	10/25/2031	49,355	48,886	49,849
								123,049	121,665	116,040	7.73%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Health Care Providers & Services
42 North Dental, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	2/9/2026	2/10/2031	$-	$(39)	$(85)
42 North Dental, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	2/9/2026	2/10/2031	-	(39)	(43)
42 North Dental, LLC	(6)	Term Loan	8.48%	SOFR	4.75%	2/9/2026	2/10/2031	24,716	24,488	24,468
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	8.64%	SOFR	5.00%	12/19/2024	1/21/2031	12,172	11,983	12,172
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit	8.76%	SOFR	5.00%	12/19/2024	1/21/2031	129	91	129
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	8.64%	SOFR	5.00%	12/19/2024	1/21/2031	44,413	44,006	44,413
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.17%	SOFR	5.50%	11/19/2025	7/6/2029	22,793	22,480	22,617
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	9.23%	SOFR	5.50%	7/8/2024	7/6/2029	1,417	1,374	1,392
CSLC MSO Buyer, LLC	(6)	Term Loan	9.14%	SOFR	5.50%	7/8/2024	7/6/2029	35,639	35,263	35,425
DP Group S.p.A.	(4)(5)(6)(7)(12)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	-	(117)	(26)
DP Group S.p.A.	(6)(7)(12)	Term Loan	8.00%	EURIBOR	5.50%	7/24/2025	7/24/2032	80,792	82,026	80,949
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	8/7/2024	8/7/2026	11,681	11,529	10,546
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.42%	SOFR	5.75%	2/7/2025	8/31/2029	18,467	18,467	18,006
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/4/2026	7/27/2029	-	(10)	(21)
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Revolving Line of Credit	8.41%	SOFR	4.75%	3/4/2026	7/27/2029	262	253	253
Southern Orthodontic Partners Management, LLC	(6)	Term Loan	8.48%	SOFR	4.75%	3/4/2026	7/27/2029	16,632	16,500	16,499
								269,113	268,255	266,694	17.76%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	10.98%	SOFR	7.25%	3/27/2024	3/8/2029	27,170	26,956	27,061
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(6)	Delayed Draw Term Loan	8.66%	SOFR	5.00%	8/22/2024	8/22/2031	2,458	2,425	2,412
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.64%	SOFR	5.00%	8/22/2024	8/22/2030	1,364	1,295	1,270
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.16% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	43,542	42,925	42,715
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	6/20/2025	6/20/2031	8,773	8,513	8,648
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	6/20/2025	6/20/2031	-	(59)	(19)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	8.48%	SOFR	4.75%	6/20/2025	6/20/2031	31,395	31,005	31,270

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Saguaro Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.23%	SOFR	4.50%	7/3/2025	7/2/2032	$14,692	$14,521	$14,522
Saguaro Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	7/3/2025	7/2/2032	-	(33)	(31)
Saguaro Buyer, LLC	(6)	Term Loan	8.23%	SOFR	4.50%	7/3/2025	7/2/2032	24,801	24,588	24,603
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.25%	10/15/2025	5/6/2032	-	(26)	(59)
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	5/12/2025	5/6/2032	-	(29)	(34)
Vacation Rental Brands, LLC	(6)	Term Loan	8.98%	SOFR	5.25%	5/12/2025	5/6/2032	54,516	54,025	53,970
								208,711	206,106	206,328	13.74%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	8.98%	SOFR	5.25%	3/15/2024	3/15/2030	1,743	1,744	1,291
Accuserve Solutions, Inc.	(6)	Term Loan	9.66% (3.38% PIK)	SOFR	6.00%	3/15/2024	3/15/2030	22,987	22,852	19,539
Patriot Growth Insurance Services, LLC	(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	1/22/2024	10/14/2028	24,680	24,593	24,088
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/3/2024	4/3/2030	-	(16)	-
SG Acquisition, Inc.	(6)	Term Loan	8.43%	SOFR	4.75%	4/3/2024	4/3/2030	49,748	49,516	49,748
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	2/14/2025	4/3/2030	6,817	6,781	6,777
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	(2)
								105,975	105,468	101,441	6.76%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.14%	SOFR	5.50%	1/22/2024	12/6/2027	29,325	29,185	29,325
Questex, LLC	(4)(6)	Delayed Draw Term Loan	9.14%	SOFR	5.50%	11/3/2025	5/15/2029	14,110	13,995	14,068
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(33)	(8)
Questex, LLC	(6)	Term Loan	9.14%	SOFR	5.50%	5/15/2024	5/15/2029	21,726	21,476	21,661
								65,161	64,623	65,046	4.33%
Machinery
LEG Purchaser Inc.	(4)(5)(6)	Revolving Line of Credit	8.91%	SOFR	5.25%	1/12/2026	1/12/2032	1,261	1,231	1,261
LEG Purchaser Inc.	(6)	Term Loan	8.91%	SOFR	5.25%	1/12/2026	1/12/2032	21,565	21,267	21,997
								22,826	22,498	23,258	1.55%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit	8.64%	SOFR	5.00%	12/5/2024	12/5/2029	$348	$308	$348
AVSC Holding Corp.	(6)	Term Loan	8.64%	SOFR	5.00%	12/5/2024	12/5/2031	26,761	26,345	26,761
								27,109	26,653	27,109	1.81%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.65%	SOFR	4.75%	11/25/2024	11/25/2030	2,209	2,061	2,066
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(105)	(57)
TCI Buyer LLC	(6)	Term Loan	8.65%	SOFR	4.75%	11/25/2024	11/25/2030	43,361	42,880	43,101
								45,570	44,836	45,110	3.00%
Professional Services
Accordion Partners LLC	(4)(5)(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	12/17/2025	11/17/2031	1,895	1,872	1,855
Accordion Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/17/2025	11/17/2031	-	(6)	(7)
Accordion Partners LLC	(6)	Term Loan	8.67%	SOFR	5.00%	12/17/2025	11/17/2031	10,701	10,677	10,647
BDO USA, P.C.	(6)	Term Loan	8.65%	SOFR	5.00%	1/22/2024	8/31/2028	53,618	52,897	53,511
BDO USA, P.C.	(6)	Term Loan	8.16%	SOFR	4.50%	11/3/2025	8/31/2028	2,195	2,179	2,169
Crete PA Holdco, LLC	(4)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	11/26/2024	11/26/2030	43,855	43,284	43,811
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(68)	(7)
Crete PA Holdco, LLC	(6)	Term Loan	8.67%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,699	44,142
Dan Newlin Injury Attorneys Services Team, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	3/10/2026	1/28/2031	-	(23)	(32)
Dan Newlin Injury Attorneys Services Team, LLC	(6)	Term Loan	10.23%	SOFR	6.50%	3/10/2026	1/28/2031	33,603	32,974	32,729
Deerfield Dakota Holding, LLC	(4)(5)(6)	Revolving Line of Credit	8.90%	SOFR	5.25%	9/10/2025	9/13/2032	3,384	3,067	2,954
Deerfield Dakota Holding, LLC	(6)	Term Loan	9.48% (2.75% PIK)	SOFR	5.75%	9/10/2025	9/13/2032	92,989	92,182	90,943
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.12%	SOFR	5.50%	8/26/2025	8/26/2032	1,145	1,091	973
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.15%	SOFR	5.50%	8/26/2025	8/26/2032	63,308	62,751	61,598
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.16%	SOFR	4.50%	12/13/2024	12/13/2030	42,030	41,540	42,558
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/13/2024	12/13/2030	-	(37)	-
HowardSimon LLC	(6)	Term Loan	8.16%	SOFR	4.50%	12/13/2024	12/13/2030	22,349	22,141	22,572
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/2/2024	8/2/2030	-	(50)	-
RPX Corporation	(6)	Term Loan	9.14%	SOFR	5.50%	8/2/2024	8/2/2030	64,496	63,849	64,496
								479,754	474,019	474,912	31.63%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.25%	5/3/2024	5/3/2030	$-	$(45)	$-
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	8.91%	SOFR	5.25%	5/3/2024	5/2/2031	42,677	42,086	42,677
MS Buyer, Inc.	(4)(6)	Delayed Draw Term Loan	8.98%	SOFR	5.25%	7/1/2024	7/1/2031	2,701	2,679	2,663
MS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.99%	SOFR	5.25%	7/1/2024	7/1/2031	147	136	125
MS Buyer, Inc.	(6)	Term Loan	8.98%	SOFR	5.25%	7/1/2024	7/1/2031	19,425	19,280	19,153
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/7/2024	11/7/2031	-	(15)	(11)
QBS Parent, Inc.	(6)	Term Loan	8.23%	SOFR	4.50%	12/30/2025	6/3/2032	39,229	39,082	39,112
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.17%	SOFR	4.50%	12/6/2024	12/8/2031	6,920	6,852	6,920
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/6/2024	12/8/2031	-	(6)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	8.17%	SOFR	4.50%	12/6/2024	12/8/2031	21,562	21,395	21,562
								132,661	131,444	132,201	8.81%
Textiles, Apparel & Luxury Goods
L2 Brands Holdings, LLC	(6)	Term Loan	9.23%	SOFR	5.50%	4/28/2026	11/16/2028	13,965	13,835	13,835
								13,965	13,835	13,835	0.92%
Trading Companies & Distributors
Radwell Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	3/2/2026	4/1/2030	582	568	568
Radwell Parent, LLC	(4)(5)(6)(8)	Revolving Line of Credit	8.48%	SOFR	4.75%	3/31/2026	4/1/2030	256	251	223
Radwell Parent, LLC	(6)(8)	Term Loan	8.48%	SOFR	4.75%	3/2/2026	4/1/2030	15,339	15,304	15,244
WC ORS Buyer, Inc.	(4)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	6/5/2025	8/7/2031	14,419	14,240	14,448
WC ORS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.48%	SOFR	4.75%	3/2/2026	8/7/2031	1,612	1,569	1,612
WC ORS Buyer, Inc.	(6)	Term Loan	8.48%	SOFR	4.75%	6/30/2025	8/7/2031	23,256	22,976	23,303
								55,464	54,908	55,398	3.69%
Wireless Telecommunication Services
Zayo Group Holdings Inc	(4)(6)(8)	Term Loan	7.33% (0.50% PIK)	SOFR	3.61%	9/29/2025	3/9/2030	8,549	8,413	8,558
								8,549	8,413	8,558	0.57%
Total First Lien Debt								$2,583,618	$2,556,083	$2,546,186	169.59%
Second Lien Debt
Diversified Consumer Services
Legacy Service Partners, LLC	(4)(5)	Delayed Draw Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	$8,051	$7,847	$7,832
Legacy Service Partners, LLC		Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	11,596	11,354	11,329
								19,647	19,201	19,161
Total Second Lien Debt								$19,647	$19,201	$19,161	1.28%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Automobile Components
Ranger Parent I, Inc.		Series A-1 Preferred Stock	14.50% PIK		N/A	10/28/2025		21,226	$21,348	$19,865
								21,226	21,348	19,865	1.32%
Capital Markets
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z1 Preferred Shares	12.00% PIK		N/A	8/12/2025		10,000	10,951	11,101
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z2 Preferred Shares	12.00% (6.00% PIK)		N/A	8/12/2025		10,000	10,391	10,678
								20,000	21,342	21,779	1.45%
Financial Services
CWC Fund II (Cresset) LP	(7)(14)	Convertible Preferred Stock			N/A	6/3/2026		10,140	10,140	9,949
Eclipse Topco, Inc.		Preferred Shares	12.50% PIK		N/A	9/6/2024		6,061	5,131	5,260
								16,201	15,271	15,209	1.01%
Health Care Providers & Services
SVP MVP Holdings, L.P.		Preferred Units	12.50% PIK		N/A	12/4/2024		41,450	43,660	43,733
								41,450	43,660	43,733	2.91%
Insurance
AH Parent, Inc.		Series A Preferred Shares	10.00%		N/A	9/27/2024		25,000	25,325	25,341
HIG Intermediate, Inc.		Series A Preferred Shares	10.50%		N/A	12/10/2024		15,000	14,775	14,850
								40,000	40,100	40,191	2.68%
Media
NEP Group Holdings, Inc.	(7)(14)	Series B Preferred Shares	18.68% PIK	SOFR	15.00%	10/16/2025		10,000	10,400	10,468
								10,000	10,400	10,468	0.70%
Total Preferred Equity									$152,121	$151,245	10.07%

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity (continued)
Other Equity
Automobile Components
Ranger Parent I, Inc.		Warrants Shares			N/A	10/28/2025		14,456	$-	$976
								14,456	-	976	0.07%
Commercial Services & Supplies
Grid Alliance Partners, LLC	(14)	Common Units			N/A	6/30/2025		9,346	9,346	9,988
GSP Topco LLC		Common Units			N/A	10/17/2025		10,000	10,000	9,800
								19,346	19,346	19,788	1.32%
Construction & Engineering
Citation Glow Co-Invest LP	(14)	Common Shares			N/A	7/28/2025		7,000	6,918	8,750
Takkion Group LLC		Class A Common Units			N/A	5/4/2026		5,000,000	5,000	5,000
								5,007,000	11,918	13,750	0.92%
Diversified Consumer Services
SCP WQS 2.0 Holdings, LLC		Class B Units			N/A	6/24/2026		3,658	2,560	2,560
SCP WQS 2.0 Holdings, LLC		Common Units			N/A	6/24/2026		192,500	135	135
Lightning TopCo Holdco, LP		Series A Units			N/A	1/30/2026		9,046	9,046	11,864
								205,204	11,741	14,559	0.97%
Electronic Equipment, Instruments & Components
SRP Eagle Investment Holdings LLC		Class A-1 Units			N/A	12/8/2025		10,000,000	10,000	10,000
								10,000,000	10,000	10,000	0.67%
Financial Services
Constellation Wealth Capital Fund II, L.P.	(14)	Limited Partner Interest			N/A	10/10/2025		4,623	4,623	4,623
VCI Intermediate Topco 1 LLC		Class B Limited Liability Company Interests			N/A	11/19/2025		1,273	1,233	1,400
								5,896	5,856	6,023	0.40%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC		Class A-1 Common Units			N/A	8/12/2025		1,000,000	1,000	1,140
SCP CDH Holdings, LLC		Class B Units			N/A	12/31/2025		1,900	200	197
SCP CDH Holdings, LLC		Common Units			N/A	12/31/2025		20,000	2,102	2,070
								1,021,900	3,302	3,407	0.23%
Hotels, Restaurants & Leisure
Saguaro Buyer, LLC		Class R Common Units			N/A	7/3/2025		10,000	10,000	14,500
								10,000	10,000	14,500	0.97%
Personal Care Products
TCI Buyer LLC		Common Units			N/A	11/14/2024		75,000	7,500	7,613
								75,000	7,500	7,613	0.51%
Total Other Equity									$79,663	$90,616	6.04%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,807,068	$2,807,208	186.98%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(8)								$31,958	$31,958
JPMorgan US Government Money Market Fund	(8)								21,969	21,969

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Other Cash and Cash Equivalents	91,086	91,086
	145,013	145,013
Total Cash and Cash Equivalents	$145,013	$145,013	9.66%
Total Portfolio Investments, Cash and Cash Equivalents	$2,952,081	$2,952,221	196.64%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“EURIBOR”), or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
42 North Dental, LLC	Revolving Line of Credit	$4,261
42 North Dental, LLC	Delayed Draw Term Loan	8,523
Accordion Partners LLC	Revolving Line of Credit	1,312
Accordion Partners LLC	Delayed Draw Term Loan	6,066
Accuserve Solutions, Inc.	Revolving Line of Credit	1,352
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	9,500
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	1,231
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,552
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	4,452
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,038
BVI Medical, Inc.	Revolving Line of Credit	4,583
BVI Medical, Inc.	Delayed Draw Term Loan	709
Cobalt Service Partners, LLC	Delayed Draw Term Loan	8,550
Cobalt Service Partners, LLC	Revolving Line of Credit	4,765
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	2,631
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	6,618
Dan Newlin Injury Attorneys Services Team, LLC	Revolving Line of Credit	1,228
Deerfield Dakota Holding, LLC	Revolving Line of Credit	5,187
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	5,217
DP Group S.P.A.	Delayed Draw Term Loan	13,101
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
GarageCo Intermediate II, LLC	Revolving Line of Credit	7,273
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings III, LLC	Revolving Line of Credit	2,684
Glow Intermediate Holdings III, LLC	Delayed Draw Term Loan	3,158
Grid Alliance Partners, LLC	Revolving Line of Credit	8,063
Grid Alliance Partners, LLC	Delayed Draw Term Loan	2,280
GSP Midco LLC	Revolving Line of Credit	1,000
GSP Midco LLC	Delayed Draw Term Loan	9,500
HowardSimon LLC	Delayed Draw Term Loan	10,760
HowardSimon LLC	Revolving Line of Credit	4,034
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	15,361
Intrum Investments and Financing AB (PUBL)	Revolving Line of Credit	359
LEG Purchaser Inc.	Revolving Line of Credit	913
Legacy Service Partners, LLC	Revolving Line of Credit	4,242
Legacy Service Partners, LLC	Delayed Draw Term Loan	3,394
Legacy Service Partners, LLC	Delayed Draw Term Loan	1,460
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	3,596
Lightning BuyerCo, LLC	Revolving Line of Credit	3,500
Lightning BuyerCo, LLC	Delayed Draw Term Loan	10,000
MS Buyer, Inc.	Revolving Line of Credit	1,432
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	597
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,820
Quantum Leap Buyer, LLC	Revolving Line of Credit	3,750
Quantum Leap Buyer, LLC	Delayed Draw Term Loan	5,000
Questex, LLC	Revolving Line of Credit	2,830
Radwell Parent, LLC	Revolving Line of Credit	660
Radwell Parent, LLC	Delayed Draw Term Loan	2,558
Rialto Management Group, LLC	Revolving Line of Credit	1,476

Diameter Credit Company

Consolidated Schedule of Investments as of June 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	22,605
Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer, LLC	Revolving Line of Credit	3,828
Saguaro Buyer, LLC	Delayed Draw Term Loan	6,493
SCP WQS Buyer, LLC	Delayed Draw Term Loan	20,856
SCP WQS Buyer, LLC	Revolving Line of Credit	4,171
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Southern Orthodontic Partners Management, LLC	Revolving Line of Credit	861
Southern Orthodontic Partners Management, LLC	Delayed Draw Term Loan	2,593
SRP Eagle Buyer Inc	Revolving Line of Credit	7,059
SRP Eagle Buyer Inc	Delayed Draw Term Loan	17,647
Summit Buyer, LLC	Revolving Line of Credit	2,967
Summit Buyer, LLC	Delayed Draw Term Loan	19,565
TCI Buyer LLC	Delayed Draw Term Loan	21,564
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	6,240
Trystar, LLC	Delayed Draw Term Loan	8,140
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	3,834
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	5,908
Vacation Rental Brands, LLC	Revolving Line of Credit	3,404
WC ORS Buyer, Inc.	Revolving Line of Credit	2,995
World Insurance Associates, LLC	Delayed Draw Term Loan	3,164
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$483,305

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, non-qualifying assets represented 9.74% of total assets as in accordance with regulatory requirements.
(8)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of June 30, 2026. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.
(9)
The headquarters of this portfolio company is located in Germany.
(10)
The headquarters of this portfolio company is located in Canada.
(11)
The headquarters of this portfolio company is located in Sweden.
(12)
The headquarters of this portfolio company is located in Italy.
(13)
The headquarters of this portfolio company is located in France.
(14)
Ownership of equity investments may occur through a holding company or partnership.

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	171,710	EUR	147,071	9/16/2026	$3,136
Total Foreign Currency Forward Contracts						3,136

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/5/2025	9/6/2032	$-	$(60)	$(63)
Quantum Leap Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/5/2025	9/6/2032	-	(36)	(38)
Quantum Leap Buyer LLC	(6)	Term Loan	8.17%	SOFR	4.50%	9/5/2025	9/6/2032	12,500	12,380	12,375
								12,500	12,284	12,274	0.88%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.22%	SOFR	6.25%	9/29/2025	3/1/2029	3,175	3,063	3,043
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(27)	(31)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	9.97%	SOFR	6.25%	9/29/2025	3/1/2029	25,310	24,959	24,905
								28,485	27,995	27,917	2.00%
Automobile Components
Purflux Holding S.À R.L.	(6)(7)(13)	Term Loan	8.51%	EURIBOR	6.50%	11/3/2025	11/4/2030	54,619	52,265	53,325
Ranger Intermediate II, LLC	(6)	Term Loan	9.36%	SOFR	5.50%	10/28/2025	10/28/2031	74,900	73,810	73,810
								129,519	126,075	127,135	9.09%
Automobiles
Neutron Holdings, Inc.		Term Loan	10.00%		N/A	1/22/2024	9/30/2026	30,000	29,908	30,210
								30,000	29,908	30,210	2.16%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/6/2025	3/6/2027	-	(20)	(89)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	P	5.00%	3/6/2025	3/6/2031	1,846	1,801	1,694
ASP Integrity Acquisition Co LLC	(6)	Term Loan	8.74%	SOFR	5.00%	3/6/2025	3/6/2032	36,646	36,404	35,840
								38,492	38,185	37,445	2.68%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.53%	SOFR	4.75%	10/31/2024	10/31/2030	26,932	26,471	25,957
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/31/2024	10/31/2030	-	(119)	(230)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	8.79%	SOFR	4.75%	10/31/2024	10/31/2030	24,813	24,512	24,242
Cobalt Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.42%	SOFR	5.00%	10/11/2024	10/14/2031	21,512	21,222	21,624
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/11/2024	10/14/2031	-	(44)	-
Cobalt Service Partners, LLC	(6)	Term Loan	8.42%	SOFR	5.00%	10/11/2024	10/14/2031	25,396	25,187	25,396
Grid Alliance Partners LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/1/2025	7/1/2030	-	(67)	-
Grid Alliance Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	7/1/2025	7/1/2030	-	(84)	(47)
Grid Alliance Partners LLC	(6)	Term Loan	8.42%	SOFR	4.75%	7/1/2025	7/1/2032	49,196	48,739	48,950

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Commercial Services & Supplies (continued)
GSP Midco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	10/17/2025	10/17/2031	$-	$(241)	$(241)
GSP Midco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/17/2025	10/17/2031	-	(19)	(19)
GSP Midco LLC	(6)	Term Loan	8.63%	SOFR	4.75%	10/17/2025	10/17/2031	24,938	24,456	24,456
One Silver Serve, LLC	(5)(6)	Delayed Draw Term Loan	9.28%	SOFR	5.25%	1/22/2024	12/18/2028	7,913	7,784	7,519
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	9.24%	SOFR	5.25%	1/22/2024	12/18/2028	2,188	2,149	2,074
One Silver Serve, LLC	(6)	Term Loan	9.07%	SOFR	5.25%	1/22/2024	12/18/2028	13,803	13,633	13,306
R.R. Donnelley & Sons Company	(6)	Term Loan	8.47%	SOFR	4.75%	8/12/2024	8/8/2029	62,930	61,566	61,482
								259,621	255,145	254,469	18.20%
Construction & Engineering
Glow Intermediate Holdings II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/31/2025	7/31/2032	-	(22)	(24)
Glow Intermediate Holdings II LLC	(4)(5)(6)	Revolving Line of Credit	8.60%	SOFR	4.75%	7/31/2025	7/31/2032	632	565	561
Glow Intermediate Holdings II LLC	(6)	Term Loan	8.42%	SOFR	4.75%	7/31/2025	7/31/2032	22,105	21,794	21,774
Kelso Industries, LLC	(6)	Term Loan	9.57%	SOFR	5.75%	12/26/2024	12/30/2029	47,850	47,083	47,036
								70,587	69,420	69,347	4.96%
Diversified Consumer Services
GarageCo Intermediate II LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/1/2025	8/2/2032	-	(114)	(121)
GarageCo Intermediate II LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/1/2025	8/2/2032	-	(68)	(73)
GarageCo Intermediate II LLC	(6)	Term Loan	8.10%	SOFR	4.25%	8/1/2025	8/2/2032	16,485	16,330	16,320
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	11/10/2025	11/10/2031	-	(17)	(17)
Legacy Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/10/2025	11/10/2031	-	(42)	(42)
Legacy Service Partners, LLC	(6)	Term Loan	13.25%	SOFR	4.50%	11/10/2025	11/10/2031	27,222	26,956	26,956
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.94%	SOFR	5.25%	7/17/2025	10/2/2029	4,050	3,885	4,062
SCP WQS Buyer, LLC	(4)(6)	Term Loan	8.92%	SOFR	5.25%	7/17/2025	10/2/2029	2,494	2,472	2,484
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan	8.89%	SOFR	5.00%	5/31/2024	5/31/2031	15,969	15,838	15,881
Summit Buyer, LLC	(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	5/9/2025	5/31/2031	-	(44)	(245)
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	10.75%	SOFR	5.00%	5/31/2024	5/31/2030	1,109	1,092	1,086
Summit Buyer, LLC	(6)	Term Loan	8.67%	SOFR	5.00%	5/31/2024	5/31/2031	35,421	35,284	35,244
								102,750	101,572	101,535	7.26%
Diversified Telecommunication Services
Connect Holding II LLC	(5)(6)(8)	Delayed Draw Term Loan	7.98%	SOFR	4.25%	10/4/2024	4/3/2031	36,457	33,870	31,866
Emerald Wave 3 LLC	(4)(5)(6)(8)	Delayed Draw Term Loan			N/A	9/25/2025	9/23/2030	-	-	50
Emerald Wave 3 LLC	(6)(8)	Term Loan	9.75%		N/A	9/25/2025	9/23/2030	41,600	40,179	41,808
								78,057	74,049	73,724	5.27%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Electrical Equipment
Trystar, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.09%	SOFR	4.25%	8/6/2024	8/6/2031	$1,890	$1,864	$1,987
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/6/2024	8/6/2031	-	(16)	-
Trystar, LLC	(6)	Term Loan	8.09%	SOFR	4.25%	8/6/2024	8/6/2031	22,563	22,472	22,788
								24,453	24,320	24,775	1.77%
Electronic Equipment, Instruments & Components
SRP Eagle Buyer Inc	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/8/2025	12/8/2031	-	(349)	(349)
SRP Eagle Buyer Inc	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/8/2025	12/8/2031	-	(140)	(140)
SRP Eagle Buyer Inc	(6)	Term Loan	8.74%	SOFR	5.00%	12/8/2025	12/8/2031	30,000	29,405	29,405
								30,000	28,916	28,916	2.07%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/6/2024	9/6/2031	-	(16)	19
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	9/6/2024	9/6/2031	-	(16)	-
Eclipse Buyer, Inc.	(6)	Term Loan	8.25%	SOFR	4.50%	9/6/2024	9/6/2031	22,738	22,554	22,738
Intrum Investments and Financing AB (PUBL)	(4)(5)(6)(7)(8)(11)	Revolving Line of Credit	7.50%	EURIBOR	3.75%	9/5/2025	6/30/2028	79,889	76,495	76,368
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/5/2024	12/5/2030	-	(10)	-
Rialto Management Group, LLC	(6)	Term Loan	8.77%	SOFR	5.00%	12/5/2024	12/5/2030	29,333	29,115	29,627
VCI Asset Holdings 1 LLC	(6)	Term Loan	10.00%		N/A	11/24/2025	11/20/2030	37,863	37,484	37,484
								169,823	165,606	166,236	11.89%
Health Care Equipment & Supplies
BVI Medical, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.88% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	1,042	1,015	980
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	3/7/2025	3/8/2032	-	(72)	(141)
BVI Medical, Inc.	(6)	Term Loan	9.97% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	69,487	68,603	67,681
Gula Buyer Inc.	(6)	Term Loan	8.27%	SOFR	4.50%	10/25/2024	10/25/2031	49,605	49,089	49,853
								120,134	118,635	118,373	8.47%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	8.72%	SOFR	5.00%	12/19/2024	1/21/2031	9,474	9,308	9,396
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit	0.50%	SOFR	5.00%	12/19/2024	1/21/2031	3,617	3,574	3,571
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	8.72%	SOFR	5.00%	12/19/2024	1/21/2031	44,638	44,185	44,237
CSLC MSO Buyer, LLC	(5)(6)	Delayed Draw Term Loan	9.14%	SOFR	5.25%	7/8/2024	7/6/2029	22,989	22,631	22,811
CSLC MSO Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	7/8/2024	7/6/2029	-	(50)	(32)
CSLC MSO Buyer, LLC	(6)	Term Loan	9.02%	SOFR	5.25%	7/8/2024	7/6/2029	35,820	35,380	35,534

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Health Care Providers & Services (continued)
DP Group S.p.A.	(4)(5)(6)(7)(12)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	$-	$(127)	$(27)
DP Group S.p.A.	(6)(7)(12)	Term Loan	7.43%	EURIBOR	5.50%	7/24/2025	7/24/2032	83,383	81,907	82,424
OneOncology, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.39%	SOFR	4.50%	10/28/2025	6/10/2030	14,025	13,704	13,704
OneOncology, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/28/2025	6/11/2029	-	(95)	(95)
OneOncology, LLC	(6)	Term Loan	8.42%	SOFR	4.75%	10/28/2025	6/10/2030	7,481	7,409	7,409
PPV Intermediate Holdings, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.25%	8/7/2024	8/7/2026	11,740	11,589	11,173
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.57%	SOFR	5.75%	2/7/2025	8/31/2029	18,562	18,562	18,445
								251,729	247,977	248,550	17.77%
Hotels, Restaurants & Leisure
Equinox Holdings, Inc.	(6)	Term Loan	11.92% (4.13% PIK)	SOFR	8.25%	3/27/2024	3/8/2029	26,963	26,718	27,071
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.73%	SOFR	5.00%	8/22/2024	8/22/2031	2,049	2,009	2,039
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.73%	SOFR	5.00%	8/22/2024	8/22/2030	1,612	1,535	1,582
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.23% (2.75% PIK)	SOFR	5.50%	8/22/2024	8/22/2031	43,325	42,648	43,065
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	6/20/2025	6/20/2031	-	(215)	78
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/20/2025	6/20/2031	-	(64)	(24)
Rocket Youth Brands Holdco LLC	(6)	Term Loan	8.67%	SOFR	5.00%	6/20/2025	6/20/2031	31,395	30,966	31,238
Saguaro Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.34%	SOFR	4.50%	7/3/2025	7/2/2032	13,566	13,373	13,368
Saguaro Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	7/3/2025	7/2/2032	-	(36)	(38)
Saguaro Buyer LLC	(6)	Term Loan	8.17%	SOFR	4.50%	7/3/2025	7/2/2032	19,935	19,750	19,735
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	5/12/2025	5/6/2032	-	(72)	16
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	5/12/2025	5/6/2032	-	(31)	(10)
Vacation Rental Brands, LLC	(6)	Term Loan	8.92%	SOFR	5.00%	5/12/2025	5/6/2032	40,735	40,367	40,611
								179,580	176,948	178,731	12.78%
Insurance
Accuserve Solutions, Inc.	(4)(5)(6)	Delayed Draw Term Loan	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	413	395	134
Accuserve Solutions, Inc.	(4)(5)(6)	Revolving Line of Credit	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	770	755	493
Accuserve Solutions, Inc.	(6)	Term Loan	9.09%	SOFR	5.25%	3/15/2024	3/15/2030	22,274	22,124	20,270
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.17%	SOFR	4.50%	7/25/2024	9/29/2028	733	721	736
Galway Borrower LLC	(4)(5)(6)	Revolving Line of Credit	8.50%	SOFR	4.50%	7/25/2024	9/29/2028	291	280	288
Galway Borrower LLC	(6)	Term Loan	8.17%	SOFR	4.50%	7/25/2024	9/29/2028	18,675	18,552	18,637
Patriot Growth Insurance Services, LLC	(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	1/22/2024	10/14/2028	24,799	24,695	24,749

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Insurance (continued)
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/3/2024	4/3/2030	$-	$(18)	$-
SG Acquisition, Inc.	(6)	Term Loan	8.71%	SOFR	4.75%	4/3/2024	4/3/2030	51,554	51,282	52,069
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.69%	SOFR	5.00%	2/14/2025	4/3/2030	5,616	5,581	5,627
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	-
								125,125	124,365	123,003	8.80%
Interactive Media & Services
Arches Buyer Inc.	(6)	Term Loan	9.22%	SOFR	5.50%	1/22/2024	12/6/2027	29,475	29,284	29,475
Questex, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.38%	SOFR	5.50%	11/3/2025	5/15/2029	14,181	14,045	14,081
Questex, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	5/15/2024	5/15/2029	-	(38)	(20)
Questex, LLC	(6)	Term Loan	9.38%	SOFR	5.50%	5/15/2024	5/15/2029	21,837	21,543	21,684
Twitter, Inc.	(6)(8)	Term Loan	10.45%	SOFR	6.60%	1/24/2025	10/27/2029	96,030	91,265	94,556
								161,523	156,099	159,776	11.43%
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/5/2024	12/5/2029	-	(46)	-
AVSC Holding Corp.	(6)	Term Loan	8.72%	SOFR	5.00%	12/5/2024	12/5/2031	26,897	26,441	26,924
								26,897	26,395	26,924	1.93%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.48%	SOFR	4.75%	11/25/2024	11/25/2030	2,220	2,058	2,382
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/25/2024	11/25/2030	-	(117)	-
TCI Buyer LLC	(6)	Term Loan	8.47%	SOFR	4.75%	11/25/2024	11/25/2030	43,585	43,049	43,585
								45,805	44,990	45,967	3.29%
Professional Services
Accordion Partners LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	12/17/2025	11/17/2031	-	(19)	(19)
Accordion Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/17/2025	11/17/2031	-	(7)	(7)
Accordion Partners LLC	(6)	Term Loan	8.70%	SOFR	5.00%	12/17/2025	11/17/2031	10,727	10,701	10,701
BDO USA, P.C.	(6)	Term Loan	8.86%	SOFR	4.50%	11/3/2025	8/31/2028	2,206	2,185	2,185
BDO USA, P.C.	(6)	Term Loan	8.27%	SOFR	5.00%	1/22/2024	8/31/2028	28,894	28,698	28,894
Crete PA Holdco, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.62%	SOFR	4.75%	11/26/2024	11/26/2030	44,076	43,474	44,076
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	11/26/2024	11/26/2030	-	(78)	-
Crete PA Holdco, LLC	(6)	Term Loan	8.57%	SOFR	4.75%	11/26/2024	11/26/2030	44,186	43,645	44,186
Deerfield Dakota Holding LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.75%	9/10/2025	9/13/2032	-	(82)	(86)
Deerfield Dakota Holding LLC	(6)	Term Loan	9.42% (2.75% PIK)	SOFR	5.75%	9/10/2025	9/13/2032	92,197	91,322	91,275
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/26/2025	8/26/2032	-	(60)	(64)
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.23%	SOFR	5.50%	8/26/2025	8/26/2032	63,626	63,021	62,990

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Professional Services (continued)
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.59%	SOFR	4.75%	12/13/2024	12/13/2030	$39,470	$38,932	$39,904
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(42)	-
HowardSimon LLC	(6)	Term Loan	8.59%	SOFR	4.75%	12/13/2024	12/13/2030	22,462	22,230	22,619
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/2/2024	8/2/2030	-	(56)	-
RPX Corporation	(6)	Term Loan	9.25%	SOFR	5.50%	8/2/2024	8/2/2030	64,823	64,096	64,823
								412,667	407,960	411,477	29.43%
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.50%	5/3/2024	5/3/2030	-	(49)	194
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	9.40%	SOFR	5.50%	5/3/2024	5/2/2031	42,895	42,240	43,753
CB Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.92%	SOFR	5.25%	7/1/2024	7/1/2031	170	159	166
CB Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.97%	SOFR	5.25%	7/1/2024	7/1/2031	100	88	91
CB Buyer, Inc.	(6)	Term Loan	8.92%	SOFR	5.25%	7/1/2024	7/1/2031	15,524	15,404	15,431
Hyland Software, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	1/22/2024	9/19/2029	-	(6)	-
Hyland Software, Inc.	(6)	Term Loan	8.67%	SOFR	5.00%	1/22/2024	9/19/2030	23,391	23,250	23,625
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit	8.22%	SOFR	4.50%	11/7/2024	11/7/2031	347	331	347
QBS Parent, Inc.	(6)	Term Loan	8.17%	SOFR	4.50%	12/30/2025	6/3/2032	39,427	39,264	39,664
Riskonnect Parent, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	3/1/2024	12/7/2028	-	(246)	-
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.82%	SOFR	4.50%	12/6/2024	12/8/2031	3,804	3,740	3,839
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/6/2024	12/8/2031	-	(7)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	8.82%	SOFR	4.50%	12/6/2024	12/8/2031	21,671	21,488	21,672
xAI Corp	(4)(6)(8)	Term Loan	11.12%	SOFR	7.25%	6/20/2025	6/30/2030	49,750	48,002	49,257
								197,079	193,658	198,039	14.16%
Trading Companies & Distributors
WC ORS Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.67%	SOFR	5.00%	6/5/2025	8/7/2031	14,492	14,295	14,536
WC ORS Buyer, Inc.	(6)	Term Loan	8.67%	SOFR	5.00%	6/30/2025	8/7/2031	20,280	20,004	20,341
								34,772	34,299	34,877
Wireless Telecommunication Services
Zayo Group Holdings Inc	(4)(6)(8)	Term Loan	6.83% (0.50% PIK)	SOFR	3.61%	9/29/2025	3/9/2027	72,075	70,196	68,602
								72,075	70,196	68,602
Total First Lien Debt								$2,601,673	$2,554,997	$2,568,302	183.67%
Second Lien Debt
Diversified Consumer Services
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan			N/A	11/10/2025	11/10/2032	$-	$(171)	$(171)
Legacy Service Partners, LLC	(6)	Term Loan	13.25% (13.25% PIK)		N/A	11/10/2025	11/10/2032	16,000	15,608	15,608
								16,000	15,437	15,437
Total Second Lien Debt								$16,000	$15,437	$15,437	1.10%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Automobile Components
Ranger Parent I, Inc.		Preferred Shares	14.50% PIK		N/A	10/28/2025		21,773	$21,349	$21,338
								21,773	21,349	21,338	1.53%
Capital Markets
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z1 Preferred Shares	12.00% PIK		N/A	8/12/2025		10,463	10,313	10,463
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z2 Preferred Shares	13.50% PIK		N/A	8/12/2025		10,231	10,082	10,334
								20,694	20,395	20,797	1.49%
Financial Services
Eclipse Topco, Inc.		Preferred Shares	12.50% PIK		N/A	9/6/2024		7,114	6,993	7,179
								7,114	6,993	7,179	0.51%
Health Care Providers & Services
SVP MVP Holdings, L.P.		Preferred Units	12.50% PIK		N/A	12/4/2024		41,450	41,029	41,090
								41,450	41,029	41,090	2.94%
Insurance
AH Parent, Inc.		Series A Preferred Shares	10.00%		N/A	9/27/2024		25,700	25,325	26,060
HIG Intermediate, Inc.		Series A Preferred Shares	10.50%		N/A	12/10/2024		15,000	14,775	14,835
								40,700	40,100	40,895	2.92%
Media
NEP Group Holdings, Inc.	(14)	Series B Preferred Shares	15.00% PIK		N/A	10/16/2025		10,400	10,400	10,400
								10,400	10,400	10,400	0.74%
Total Preferred Equity									$140,266	$141,699	10.13%
Other Equity
Automobile Components
Ranger Parent I, Inc.		Warrants Shares			N/A	10/28/2025		14,456	$-	$-
								14,456	-	-	0.00%
Commercial Services & Supplies
Grid Alliance Partners, LLC	(14)	Common Units			N/A	6/30/2025		8,487	8,487	8,368
GSP Topco LLC		Common Units			N/A	10/17/2025		10,000	10,000	10,000
								18,487	18,487	18,368	1.31%
Construction & Engineering
Glow Intermediate Holdings III, LLC	(14)	Common Shares			N/A	7/28/2025		7,000	6,918	6,998
								7,000	6,918	6,998	0.50%
Electronic Equipment, Instruments & Components
SRP Eagle Investment Holdings LLC		Class A-1 Units			N/A	12/8/2025		10,000,000	10,000	10,000
								10,000,000	10,000	10,000	0.72%

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Other Equity (continued)
Financial Services
VCI Asset Holdings 1 LLC	(14)	Class B Interests			N/A	11/19/2025		1,237	$1,273	$1,273
								1,237	1,273	1,273	0.09%
Health Care Providers & Services
Blue Cloud Pediatric Surgery Centers, LLC		Class A-1 Common Units			N/A	8/12/2025		1,000,000	1,000	1,000
SCP CDH Holdings, LLC		Class B Units			N/A	12/31/2025		1,900	174	174
SCP CDH Holdings, LLC		Common Units			N/A	12/31/2025		20,000	1,826	1,826
								1,021,900	3,000	3,000	0.21%
Hotels, Restaurants & Leisure
Saguaro Buyer, LLC		Class R Common Units			N/A	7/3/2025		10,000	10,000	10,000
								10,000	10,000	10,000	0.72%
Personal Care Products
TCI Buyer LLC		Common Units			N/A	11/14/2024		75,000	7,500	8,399
								75,000	7,500	8,399	0.60%
Total Other Equity									$57,178	$58,038	4.15%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,767,878	$2,783,476	199.06%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(8)								$43,457	$43,457
JPMorgan US Government Money Market Fund	(8)								31,536	31,536
Other Cash and Cash Equivalents									47,059	47,059
									122,052	122,052
Total Cash and Cash Equivalents									$122,052	$122,052	8.73%
Total Portfolio Investments, Cash and Cash Equivalents									$2,889,930	$2,905,528	207.79%

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
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“EURIBOR”), or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accordion Partners LLC	Revolving Line of Credit	$1,312
Accordion Partners LLC	Delayed Draw Term Loan	7,960
Accuserve Solutions, Inc.	Delayed Draw Term Loan	2,684
Accuserve Solutions, Inc.	Revolving Line of Credit	2,310
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	23,000
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	5,077
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	2,900
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	7,212
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	1,550
BVI Medical, Inc.	Revolving Line of Credit	5,417
BVI Medical, Inc.	Delayed Draw Term Loan	1,875
CB Buyer, Inc.	Delayed Draw Term Loan	2,538
CB Buyer, Inc.	Revolving Line of Credit	1,479
Cobalt Service Partners, LLC	Delayed Draw Term Loan	22,544
Cobalt Service Partners, LLC	Revolving Line of Credit	5,294
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
CSLC MSO Buyer, LLC	Revolving Line of Credit	4,048
CSLC MSO Buyer, LLC	Delayed Draw Term Loan	6,618
Deerfield Dakota Holding LLC	Revolving Line of Credit	8,571
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	6,363
DP Group S.p.A.	Delayed Draw Term Loan	13,522
Eclipse Buyer, Inc.	Delayed Draw Term Loan	3,854
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Emerald Wave 3 LLC	Delayed Draw Term Loan	10,000
Galway Borrower LLC	Delayed Draw Term Loan	1,487
Galway Borrower LLC	Revolving Line of Credit	1,373
GarageCo Intermediate II LLC	Revolving Line of Credit	7,273
GarageCo Intermediate II LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings II LLC	Delayed Draw Term Loan	3,158
Glow Intermediate Holdings II LLC	Revolving Line of Credit	4,105
Grid Alliance Partners LLC	Revolving Line of Credit	9,375
Grid Alliance Partners LLC	Delayed Draw Term Loan	14,430
GSP Midco LLC	Revolving Line of Credit	1,000
GSP Midco LLC	Delayed Draw Term Loan	25,000
HowardSimon LLC	Delayed Draw Term Loan	13,533
HowardSimon LLC	Revolving Line of Credit	4,034
Hyland Software, Inc.	Revolving Line of Credit	1,131
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	9,524
Intrum Investments and Financing AB (PUBL)	Revolving Line of Credit	1,485
Legacy Service Partners, LLC	Revolving Line of Credit	4,242
Legacy Service Partners, LLC	Delayed Draw Term Loan	3,535
Legacy Service Partners, LLC	Second Lien Delayed Draw Loan	14,000
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Delayed Draw Term Loan	431
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	3,348
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	995
OneOncology, LLC	Revolving Line of Credit	10,000
OneOncology, LLC	Delayed Draw Term Loan	38,475
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	18,171
QBS Parent, Inc.	Revolving Line of Credit	3,473
Quantum Leap Buyer LLC	Delayed Draw Term Loan	12,500
Quantum Leap Buyer LLC	Revolving Line of Credit	3,750

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Questex, LLC	Revolving Line of Credit	2,830
Rialto Management Group, LLC	Revolving Line of Credit	1,533
Riskonnect Parent, LLC	Delayed Draw Term Loan	40,000
Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	31,395
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer LLC	Revolving Line of Credit	3,828
Saguaro Buyer LLC	Delayed Draw Term Loan	12,619
SCP WQS Buyer, LLC	Delayed Draw Term Loan	28,450
SG Acquisition, Inc.	Revolving Line of Credit	3,386
SRP Eagle Buyer Inc	Revolving Line of Credit	7,059
SRP Eagle Buyer Inc	Delayed Draw Term Loan	17,647
Summit Buyer, LLC	Revolving Line of Credit	3,457
Summit Buyer, LLC	Delayed Draw Term Loan	23,022
TCI Buyer LLC	Delayed Draw Term Loan	21,564
TCI Buyer LLC	Revolving Line of Credit	9,514
Trystar, LLC	Revolving Line of Credit	4,070
Trystar, LLC	Delayed Draw Term Loan	6,240
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	6,977
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Vacation Rental Brands, LLC	Delayed Draw Term Loan	14,928
Vacation Rental Brands, LLC	Revolving Line of Credit	3,405
World Insurance Associates, LLC	Delayed Draw Term Loan	4,384
World Insurance Associates, LLC	Revolving Line of Credit	500
Total Unfunded Commitments		$676,174

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

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”).

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

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the Company’s wholly owned subsidiaries, Diameter Credit Company Holdings LLC (“DCC Holdings I”), Diameter Credit Company Holdings II LLC (“DCC Holdings II”), Diameter Credit Company Holdings III LLC (“DCC Holdings III”), DCC Master Investments LLC (“DCC Master”), DCC Master Investments II LLC (“DCC Master II”), DCC Master Investments III LLC (“DCC Master III”), DCC Master Investments IV LLC (“DCC Master IV”), DCC Master Investments V LLC (“DCC Master V”), DCC Master Investments VI LLC (“DCC Master VI”), Diameter Capital PC CLO 1 LLC (“DPC CLO 1”), Diameter Capital PC CLO 1 Depositor LLC (“DCPC CLO 1 Depositor”), Diameter Capital PC CLO 2 LLC ("DPC CLO 2"), and Diameter Capital PC CLO 2 Depositor LLC (“DCPC CLO 2 Depositor”), which have been determined to be “investment company subsidiaries”.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2026, the Company recorded $1,287 and $12,835, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2025, the Company recorded $22 and $182, respectively, in non-recurring interest income

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2026, the Company recorded $2,163 and $4,870, respectively, in PIK interest income. For the three and six months ended June 30, 2025, the Company recorded $1,419 and $2,377, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and six months ended June 30, 2026, the Company recorded $3,889 and $7,202 respectively, in PIK dividend income. For the three and six months ended June 30, 2025, the Company recorded $1,580 and $3,110, respectively, in PIK dividend income.

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

As of June 30, 2026 and December 31, 2025, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

For the three and six months ended June 30, 2026, the Company incurred U.S. federal excise tax amounting to $0 and $176, respectively. For the three and six months ended June 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively.

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

For the three months ended June 30, 2026 and 2025, DCC Master IV recorded a current income tax expense of $365 and $0, respectively, and a deferred income tax benefit of $(4) and $0, respectively. For the six months ended June 30, 2026 and 2025, DCC Master IV recorded a current income tax expense of $692 and $0, respectively, and a deferred income tax expense of $1,697 and $0, respectively.

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

For the three and six months ended June 30, 2026, Management Fees earned were $9,456 and $19,095, respectively, wherein $4,728 and $9,547, respectively, were waived by the Adviser. For the three and six months ended June 30, 2025, Management Fees earned were $5,499 and $10,080, respectively, wherein $2,749 and $5,040, respectively, were waived by the Adviser. As of June 30, 2026 and December 31, 2025, $4,728 and $4,420, respectively, was payable to the Adviser relating to Management Fees.

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

For the three and six months ended June 30, 2026, Incentive Fees earned based on pre-Incentive Fee net investment income were $5,597 and $12,456, respectively, all of which were waived by the Adviser. For the three and six months ended June 30, 2025, Incentive Fees earned based on pre-Incentive Fee net investment income were $3,163 and $5,775, respectively, all of which were waived by the Adviser. As of June 30, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

Capital Gains Fee:

The second component of the Incentive Fee, which is payable only following January 19, 2028, will be payable at the end of each fiscal year in arrears, and will equal 15.0% of the Company’s cumulative realized capital gains from the fiscal quarter following January 19, 2028 to the end of that fiscal year, less cumulative realized capital losses and unrealized capital depreciation (the “Capital Gains Fee”). Each year, the fee paid for this component of the Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Fee for prior periods. The Company accrues, but does not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if the Company were to sell the relevant investments and realize a capital gain.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025, no Incentive Fees on capital gains were earned. As of June 30, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2026, the Company incurred $503 and $1,000, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $518 and $966, respectively, in expenses under the Administration Agreement, which were recorded in administrative services in the Company’s Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $1,000 and $104, respectively, was payable to the Administrator and included in Due to affiliates, subject to amounts waived by the Adviser, in the Consolidated Statements of Assets and Liabilities.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
December 31, 2025	—	—	—
March 31, 2026	—	1,700	(1,700)
June 30, 2026	—	1,000	(1,000)
	$5,000	$2,700	$2,300

The Company may or may not reimburse remaining expense support in the future.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,556,083	$2,546,186	90.70%	$2,554,997	$2,568,302	92.27%
Second lien debt	19,201	19,161	0.68	15,437	15,437	0.55
Other equity	79,663	90,616	3.23	57,178	58,038	2.09
Preferred equity	152,121	151,245	5.39	140,266	141,699	5.09
Total	$2,807,068	$2,807,208	100.00%	$2,767,878	$2,783,476	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	0.71%	0.44%
Air Freight & Logistics	1.12	1.00
Automobile Components	5.25	5.33
Automobiles	1.07	1.09
Capital Markets	0.78	0.75
Chemicals	2.44	1.35
Commercial Services & Supplies	11.42	9.80
Construction & Engineering	2.99	2.74
Diversified Consumer Services	6.87	4.20
Diversified Telecommunication Services	1.66	2.65
Electrical Equipment	1.13	0.89
Electronic Equipment, Instruments & Components	1.39	1.40
Financial Services	4.19	6.28
Health Care Equipment & Supplies	4.13	4.25
Health Care Providers & Services	11.18	10.52
Hotels, Restaurants & Leisure	7.87	6.78
Insurance	5.05	5.89
Interactive Media & Services	2.32	5.74
Machinery	0.83	—
Media	1.34	1.34
Personal Care Products	1.88	1.95
Professional Services	16.91	14.79
Software	4.71	7.11
Textiles, Apparel & Luxury Goods	0.49	—
Trading Companies & Distributors	1.97	1.25
Wireless Telecommunication Services	0.30	2.46
Total	100.00%	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The geographic composition of investments at amortized cost and fair value was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$21,342	$21,779	0.78%
France	51,952	52,311	1.86
Germany	42,041	42,677	1.52
Italy	110,207	108,357	3.86
Sweden	45,510	44,608	1.59
United States	2,536,016	2,537,476	90.39
Total	$2,807,068	$2,807,208	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,395	$20,797	0.75%
France	52,265	53,325	1.92
Germany	42,191	43,947	1.58
Italy	81,781	82,397	2.96
Sweden	76,495	76,368	2.74
United States	2,494,751	2,506,642	90.05
Total	$2,767,878	$2,783,476	100.00%

As of June 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

As of June 30, 2026 and December 31, 2025, on a fair value basis, 95.2% and 95.2%, respectively, of our performing debt investments bore interest at a floating rate and 4.8% and 4.8%, respectively, of our performing debt investments bore interest at a fixed rate.

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

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to March 31, 2026 without readily available market quotations subject to review by an independent valuation firm. All investments originated after March 31, 2026 without readily available market quotations were held at amortized cost due to recency of an open market transaction. As of June 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the fair value hierarchy of financial instruments:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,240	$2,430,946	$2,546,186
Second lien debt	—	—	19,161	19,161
Other equity	—	—	89,216	89,216
Preferred equity	—	—	140,777	140,777
Money market funds	53,927	—	—	53,927
Subtotal	53,927	115,240	2,680,100	2,849,267
Investments measured at net asset value (1)	—	—	—	11,868
Total	$53,927	$115,240	$2,680,100	$2,861,135

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$399,991	$2,168,311	$2,568,302
Second lien debt	—	—	15,437	15,437
Other equity	—	—	58,038	58,038
Preferred equity	—	—	141,699	141,699
Money market funds	74,993	—	—	74,993
Total	$74,993	$399,991	$2,383,485	$2,858,469

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets. The Company's $10,468 fair-value interest in 26N Nova Co-Investment Partners-A LP (“26N Nova”), a co-investment partnership holding preferred equity of NEP Group Holdings, Inc., and its $1,400 fair-value interest in VCI Intermediate Topco 1 LLC (“VCI”), a holding vehicle for data center infrastructure equity, have no unfunded commitments, are not redeemable, and the Company has no current plans to sell either investment. The Company expects to receive distributions from 26N Nova and VCI as their underlying investments are realized over their anticipated holding period.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$2,375,170	$18,211	$74,993	$142,910	$2,611,284
Purchases of investments including capitalized PIK interest and dividends	132,618	981	12,671	12,352	158,622
Proceeds from principal repayments and sales of investments	(70,059)	—	—	(2,194)	(72,253)
Accretion of discounts	1,377	13	—	—	1,390
Net realized gain (loss)	631	—	—	(66)	565
Net change in unrealized gain (loss)	(8,791)	(44)	2,860	(1,757)	(7,732)
Transfers out of Level 3 (1)	—	—	(1,308)	(10,468)	(11,776)
Fair value, end of period	$2,430,946	$19,161	$89,216	$140,777	$2,680,100
Net change in unrealized gain (loss) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized gain (loss) on the Consolidated Statements of Operations	$(8,727)	$(44)	$2,810	$(1,825)	$(7,786)

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$2,168,311	$15,437	$58,038	$141,699	$2,383,485
Purchases of investments including capitalized PIK interest and dividends	407,874	8,881	22,527	14,113	453,395
Proceeds from principal repayments and sales of investments	(127,333)	(5,142)	(15)	(2,194)	(134,684)
Accretion of discounts	2,567	23	—	—	2,590
Net realized gain (loss)	1,783	—	—	(66)	1,717
Net change in unrealized gain (loss)	(22,256)	(38)	9,974	(2,307)	(14,627)
Transfers out of Level 3 (1)	—	—	(1,308)	(10,468)	(11,776)
Fair value, end of period	$2,430,946	$19,161	$89,216	$140,777	$2,680,100
Net change in unrealized gain (loss) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized gain (loss) on the Consolidated Statements of Operations	$(22,019)	$(38)	$9,924	$(2,376)	$(14,509)

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. For the three and six months ended June 30, 2026, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,283,427	$—	$7,742	$76,855	$1,368,024
Purchases of investments including capitalized PIK interest and dividends	131,148	—	8,487	1,329	140,964
Proceeds from principal repayments	(6,096)	—	—	—	(6,096)
Accretion of discounts	930	—	—	—	930
Net realized gain	21	—	—	—	21
Net change in unrealized gain	1,509	—	1,378	391	3,278
Fair value, end of period	$1,410,939	$—	$17,607	$78,575	$1,507,121
Net change in unrealized gain included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized gain on the Consolidated Statements of Operations	$1,510	$—	$1,378	$391	$3,279

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$—	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	317,102	—	8,487	1,329	326,918
Proceeds from principal repayments	(21,949)	—	—	—	(21,949)
Accretion of discounts	1,788	—	—	—	1,788
Net realized gain	184	—	—	—	184
Net change in unrealized gain	6,057	—	1,620	559	8,236
Fair value, end of period	$1,410,939	$—	$17,607	$78,575	$1,507,121
Net change in unrealized gain included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized gain on the Consolidated Statements of Operations	$6,346	$—	$1,620	$559	$8,525

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

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$2,382,065	Yield analysis	Discount rate	7.57%	15.63%	9.83%
	48,881	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	19,161	Yield analysis	Discount rate	14.54%	14.54%	14.54%
Investments in other equity	76,898	Market Approach	EBITDA Multiple	9.25x	17.25x	12.10x
	12,318	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	130,827	Yield analysis	Discount rate	10.92%	15.81%	12.99%
	9,950	Transaction price	N/A	N/A	N/A	N/A
Total	$2,680,100

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,927,288	Yield analysis	Discount rate	6.63%	12.04%	8.99%
	241,023	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	15,437	Transaction price	N/A	N/A	N/A	N/A
Investments in other equity	33,765	Market Approach	EBITDA Multiple	9.25x	14.00x	11.59x
	24,273	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	109,961	Yield analysis	Discount rate	10.81%	15.10%	12.48%
	31,738	Transaction price	N/A	N/A	N/A	N/A
Total	$2,383,485

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Debt Securitizations, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2026, approximates carrying value as the Debt Securitizations have variable interest based on selected short-term rates. The Company did not have any Debt Securitizations as of December 31, 2025.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2026 and December 31, 2025, approximates carrying value due to the short maturity of the Repurchase Obligations.

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

The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$3,136	$—	$3,136	$147,071
Total derivative assets, at fair value	$—	$3,136	$—	$3,136	$147,071
Cash collateral posted				$4,120

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$44	$—	$44	$35,419
Total derivative assets, at fair value	$—	$44	$—	$44	$35,419

Derivative liabilities
Foreign currency forward contracts	$—	$420	$—	$420	$35,000
Total derivative liabilities, at fair value	$—	$420	$—	$420	$35,000
Cash collateral posted				$3,500

In the table above:

•
The notional amount represents the absolute value amount of all outstanding derivative instruments.
•
All foreign currency derivatives are not designated in hedge relationships.
•
The fair value has been presented prior to the application of counterparty netting or cash collateral netting.

The table below presents the impact to the Consolidated Statements of Operations from derivative instruments not designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026. The net change in unrealized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net change in unrealized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net realized gain on derivative instruments in the Consolidated Statements of Operations, if any.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net change in unrealized gain
Foreign currency forward contracts	$2,866	$3,512
Net change in unrealized gain	$2,866	$3,512
Realized gain
Foreign currency forward contracts	$72	$1,899
Realized gain	$72	$1,899

There was no impact to the Consolidated Statements of Operations from derivative instruments for the three and six months ended June 30, 2025.

Offsetting of Derivative Instruments

The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments:

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	June 30, 2026
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$3,136	$—	$3,136	$—	$—	$3,136
Total	$3,136	$—	$3,136	$—	$—	$3,136

The Company did not have derivative liabilities as of June 30, 2026.

	December 31, 2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$44	$—	$44	$(44)	$—	$—
Total	$44	$—	$44	$(44)	$—	$—

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Pledged with Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$420	$—	$420	$(44)	$(376)	$—
Total	$420	$—	$420	$(44)	$(376)	$—

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 202.3% and 199.5%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024, January 14, 2025, August 1, 2025 and December 12, 2025, the “Citi Revolving Credit Facility” and together with the MS Revolving Credit Facility and the Barclays Revolving Credit Facility, the “Revolving Credit Facilities”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR or Euribor plus an interest rate margin of 2.00%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 10, 2029. The total commitments under the Citi Revolving Credit Facility are $500,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $600,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

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

Barclays Revolving Credit Facility

On October 3, 2025, the Company entered into a revolving credit facility (as subsequently amended on October 23, 2025, the “Barclays Revolving Credit Facility”), with Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Barclays Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.05%. Any amounts borrowed under the Barclays Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2035. The total commitments under the Barclays Revolving Credit Facility are $400,000. The Barclays Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Barclays Revolving Credit Facility to $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Barclays Revolving Credit Facility is guaranteed by DCC Holdings III.

DPC CLO 1 Debt Securitization

The Company has determined that the securitization vehicle noted below operates as an extension of the Company and therefore, will be consolidated by the Company.

On March 24, 2026, the Company completed a $399,900 term debt securitization (the “DPC CLO 1 Debt Securitization”) issued by Diameter Capital PC CLO 1 LLC (the “CLO 1 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company. The DPC CLO 1 Debt Securitization consists of $232,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2038 (the “CLO 1 Class A-1 Notes”), $16,000 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038 (the “CLO 1 Class A-2 Notes”), $24,000 of AA(sf) Class B Senior Secured Floating Rate Notes due 2038 (the “CLO 1 Class B Notes,” and together with the CLO 1 Class A-1 Notes and the CLO 1 Class A-2 Notes, the “CLO 1 Secured Notes”) and $127,900 of Subordinated Notes due 2126, which do not bear interest (the “CLO 1 Subordinated Notes”, and together with the CLO 1 Secured Notes, the “CLO 1 Notes”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the CLO 1 Issuer, which is consolidated by the Company.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents information on the secured notes and subordinated notes issued in the DPC CLO 1 Debt Securitization:

Description	Type	Principal Outstanding Balance	Interest Rate	Credit Rating
CLO 1 Class A-1 Notes	Senior Secured Floating Rate	$232,000	Term SOFR + 1.49%	AAA(sf)
CLO 1 Class A-2 Notes	Senior Secured Floating Rate	16,000	Term SOFR + 1.70%	AAA(sf)
CLO 1 Class B Notes	Senior Secured Floating Rate	24,000	Term SOFR + 1.85%	AA(sf)
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	127,900	None	Not Rated
Total CLO 1 Notes		$399,900

(1)
The Company retained 100% of the CLO 1 Subordinated Notes issued in the DPC CLO 1 Debt Securitization, which are eliminated in consolidation.

The DPC CLO 1 Debt Securitization is backed by a diversified portfolio consisting primarily of first lien debt. The CLO 1 Secured Notes are scheduled to mature on January 15, 2038 and the CLO 1 Subordinated Notes are scheduled to mature on January 15, 2126; however, the CLO 1 Notes may be redeemed by the CLO 1 Issuer, at the direction of DCPC CLO 1 Depositor (the “CLO 1 Retention Holder”), as owner of all of the CLO 1 Subordinated Notes, on any business day on or after March 24, 2028. The CLO 1 Retention Holder acts as retention holder in connection with the DPC CLO 1 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 1 Subordinated Notes. The Company, through the CLO 1 Retention Holder, has retained 100% of the CLO 1 Subordinated Notes issued in the DPC CLO 1 Debt Securitization.

Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The CLO 1 Secured Notes are the secured obligation of the CLO 1 Issuer, the CLO 1 Subordinated Notes are the unsecured obligations of the CLO 1 Issuer.

The CLO 1 Notes have not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

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

June 30, 2026
Assets
Investments at fair value	$384,079
Cash and cash equivalents (restricted cash of $20,384)	20,384
Interest receivable	1,712
Total assets	$406,175

Liabilities
Debt Securitizations (net of debt issuance costs of $2,335)	$269,665
Interest payable	3,895
Total liabilities	$273,560

DPC CLO 2 Debt Securitization

On April 24, 2026, the Company completed a $412,600 term debt securitization (the “DPC CLO 2 Debt Securitization”) issued by Diameter Capital PC CLO 2 LLC (the “CLO 2 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company. The DPC CLO 2 Debt Securitization consists of $40,700 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2038 (the “CLO 2 Class A-1 Notes”), $200,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Loans due 2038 (the “CLO 2 Class A-1 Loans”), $16,600 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038 (the “CLO 2 Class A-2 Notes”), $24,900 of AA(sf) Class B Senior

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Secured Floating Rate Notes due 2038 (the “CLO 2 Class B Notes”, and together with the CLO 2 Class A-1 Notes, the CLO 2 Class A-1 Loans and the CLO 2 Class A-2 Notes, the “CLO 2 Secured Debt”) and $130,400 of Subordinated Notes due 2126, which do not bear interest (the “CLO 2 Subordinated Notes”, and together with the CLO 2 Secured Debt, the “CLO 2 Notes”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the CLO 2 Issuer, which is consolidated by the Company.

The CLO 2 Class A-1 Loans were incurred pursuant to a Class A-1 Credit Agreement among the CLO 2 Issuer, as borrower, Western Alliance Trust Company, N.A., as loan agent and collateral trustee, and the lenders party thereto (the “CLO 2 Credit Agreement”).

The following table presents information on the CLO 2 Notes:

Description	Type	Principal Outstanding Balance	Interest Rate	Credit Rating
CLO 2 Class A-1 Notes	Senior Secured Floating Rate	$40,700	Term SOFR + 1.70%	AAA(sf)
CLO 2 Class A-1 Loans	Senior Secured Floating Rate	200,000	Term SOFR + 1.70%	AAA(sf)
CLO 2 Class A-2 Notes	Senior Secured Floating Rate	16,600	Term SOFR + 1.85%	AAA(sf)
CLO 2 Class B Notes (1)	Senior Secured Floating Rate	24,900	Term SOFR + 2.00%	AA(sf)
Total Secured Notes		282,200
CLO 2 Subordinated Notes (2)	Subordinated	130,400	None	Not Rated
Total CLO 2 Notes		$412,600

(1)
The Company retained 15.66% of the CLO 2 Class B Notes issued in the DPC CLO 2 Debt Securitization, which are eliminated in consolidation.
(2)
The Company retained 100% of the CLO 2 Subordinated Notes issued in the DPC CLO 2 Debt Securitization, which are eliminated in consolidation.

The DPC CLO 2 Debt Securitization is backed by a diversified portfolio consisting primarily of first-lien commercial loans. The CLO 2 Secured Debt is scheduled to mature on April 15, 2038 and the CLO 2 Subordinated Notes are scheduled to mature on April 15, 2126; however, the CLO 2 Notes may be redeemed by the CLO 2 Issuer, at the direction of Diameter Capital PC CLO 2 Depositor LLC (the “CLO 2 Retention Holder”), as owner of a majority of the CLO 2 Subordinated Notes, on any business day on or after April 15, 2028. The CLO 2 Retention Holder acts as retention holder in connection with the DPC CLO 2 Debt Securitization for the purposes of satisfying certain U.S. regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the CLO 2 Subordinated Notes. The Company, through the CLO 2 Retention Holder, has retained 15.66% of the CLO 2 Class B Notes and 100% of the CLO 2 Subordinated Notes issued in the DPC CLO 2 Debt Securitization.

The following presents the assets and liabilities of the CLO 2 Issuer, after giving effect to the elimination of intercompany balances. The assets of the CLO 2 Issuer are restricted to be used to settle the obligations of the CLO 2 Issuer. The liabilities of the CLO 2 Issuer are only the obligations of the CLO 2 Issuer and the creditors (or beneficial interest holders) do not have recourse to the Company.

June 30, 2026
Assets
Investments at fair value	$398,876
Cash and cash equivalents (restricted cash of $16,037)	16,037
Interest receivable	1,633
Total assets	$416,545

Liabilities
Debt Securitizations (net of debt issuance costs of $1,944)	$276,356
Interest payable	2,880
Total liabilities	$279,237

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

The following table summarizes the Company's repurchase agreements as of December 31, 2025:

Issuer	Investment	Trade Date	Interest Rate
Intrum Investments and Financing AB (PUBL)	Revolver	10/9/2025	0.00013641
Purflux Holding S.À R.L.	Term Loan	11/3/2025	0.00013742
VCI Asset Holdings 1 LLC	Term Loan	12/1/2025	0.00018459
Twitter, Inc.	Term Loan	12/12/2025	0.00018283
Twitter, Inc.	Term Loan	12/22/2025	0.00018178

The Company had no repurchase agreements as of June 30, 2026.

The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$500,000	$351,591	$351,591	$148,409	$26,224
MS Revolving Credit Facility	500,000	251,800	251,800	248,200	25,893
Barclays Revolving Credit Facility	400,000	316,100	316,100	83,900	47,639
CLO 1 Secured Notes	272,000	272,000	272,000	—	—
CLO 2 Secured Notes	278,300	278,300	278,300	—	—
Total	$1,950,300	$1,469,791	$1,469,791	$480,509	$99,756

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$650,000	$567,732	$567,732	$82,268	$45,371
MS Revolving Credit Facility	500,000	458,700	458,700	41,300	33,904
Barclays Revolving Credit Facility	350,000	250,000	250,000	100,000	65,412
Repurchase Obligations	127,369	127,369	127,369	—	—
Total	$1,627,369	$1,403,801	$1,403,801	$223,568	$144,687

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of June 30, 2026 and December 31, 2025, $14,571 and $13,763, respectively, of borrowing interest expense and $523 and $129, respectively, of facility commitment fees were included in interest payable. For the three and six months ended June 30, 2026, the weighted average interest rate on all borrowings outstanding was 5.65% and 5.70%, respectively, and the average principal debt outstanding was $1,466,336 and $1,466,449, respectively. For the three and six months ended June 30, 2025, the weighted average interest rate on all borrowings outstanding was 6.72% and 6.74%, respectively, and the average principal debt outstanding was $859,589 and $805,664, respectively.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$20,672	$14,439	$41,436	$27,159
Facility commitment fees	633	158	808	365
Amortization of financing costs	955	483	1,646	923
Total interest expense	$22,260	$15,080	$43,890	$28,447
Cash paid for interest expense	$18,101	$11,268	$41,042	$24,843

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $483,305 and $676,174, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of June 30, 2026 and December 31, 2025, the Company had uncalled equity commitments in the aggregate amount of $17,361 and $21,688, respectively.

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,723,630 and $1,723,630 respectively, ($268,701 and $355,645, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($4,898 and $6,530, respectively, remaining undrawn) were from affiliates of the Adviser.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026:

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

The outstanding Series A Preferred Shares are subject to redemption at any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as (the “Redemption Date”). If the Company elects to cause the redemption of the Series A Preferred Shares, each Series A Preferred Share will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) until the date that is two years from the date of original issuance, $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Series A Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from us) will cease.

The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying Consolidated Statements of Assets and Liabilities due to certain redemption features that are not solely within the Company’s control.

Distributions

The following table summarizes the Company's distributions declared to common shareholders for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2026	March 31, 2026	May 8, 2026	$0.625	$34,143
June 30, 2026	June 30, 2026	August 14, 2026	0.625	34,237
Total distributions			$1.250	$68,380

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarizes the Company's distributions declared to common shareholders for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
Total distributions			$1.250	$36,402

The following table summarizes the Company's distributions declared to preferred shareholders for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2026	June 15, 2026	June 30, 2026	$180.000	$90
Total dividends			$180.000	$90

The following table summarizes the Company's distributions declared to preferred shareholders for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
Total dividends			$180.000	$90

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

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the six months ended June 30, 2026:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2026	$4,104	150,782
May 8, 2026	4,087	148,988
Total distributions	$8,191	299,770

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the six months ended June 30, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
Total distributions	$3,435	128,251

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$32,805	$20,146	$76,291	$47,037
Weighted average shares of Common Shares outstanding	54,717,569	29,172,014	53,618,783	26,583,939
Earnings per Common Share	$0.60	$0.69	$1.42	$1.77

Note 11. Financial Highlights

The following are the financial highlights:

	Six Months Ended June 30,
Per Share Data (1)	2026	2025
Net asset value per Common Share at beginning of period	$27.22	$26.55
Net investment income	1.55	1.45
Net realized and change in unrealized gain (loss) (2)	(0.13)	0.32
Dividends to preferred shareholders (5)	(0.00)	(0.00)
Net increase (decrease) from operations	1.42	1.77
Distributions declared	(1.25)	(1.25)
Impact of issuance of Common Shares	0.02	0.03
Total decrease in net assets applicable to common shareholders from capital share transactions	(1.23)	(1.22)
Total increase in net assets applicable to common shareholders	0.19	0.55
Net asset value per Common Share at end of period	$27.41	$27.10
Total return (3)	5.29%	6.80%
Ratios to Average Net Assets
Annualized ratio of net investment income (loss) to average net assets applicable to Common Shares (4)	11.46%	10.92%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)(6)	11.01%	13.65%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)(6)	8.35%	10.92%
Portfolio turnover	16.25%	8.45%

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

The following is information about the Company’s senior securities as of the dates indicated in the below table:

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Class and Period	Total Amount Outstanding	Asset Coverage Per Unit (1)	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit (2)
Series A Preferred Shares
June 30, 2026	$1,500	$2,019	$3,000	N/A
December 31, 2025	1,500	1,996	3,000	N/A
December 31, 2024	1,500	1,904	3,000	N/A
December 31, 2023	1,500	4,308	3,000	N/A
Repurchase Obligations
June 30, 2026	$—	$—	$—	N/A
December 31, 2025	127,369	1,997	—	N/A
December 31, 2024	177,321	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Citi Revolving Credit Facility
June 30, 2026	$351,591	$2,020	$—	N/A
December 31, 2025	567,732	1,997	—	N/A
December 31, 2024	265,300	1,906	—	N/A
December 31, 2023	—	—	—	N/A
MS Revolving Credit Facility
June 30, 2026	$251,800	$2,020	$—	N/A
December 31, 2025	458,700	1,997	—	N/A
December 31, 2024	230,000	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Barclays Revolving Credit Facility
June 30, 2026	$316,100	$2,020	$—	N/A
December 31, 2025	250,000	1,997	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
CLO 1 Secured Notes
June 30, 2026	$272,000	$2,020	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
CLO 2 Secured Notes
June 30, 2026	$278,300	$2,020	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A

(1)
Asset coverage per unit for the revolving credit facilities and Repurchase Obligations is calculated as the ratio of the Company's total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness, expressed as a dollar amount per $1,000 of indebtedness, in accordance with Section 18(h) of the 1940 Act. Asset coverage per unit for the Series A Preferred Shares is expressed as a dollar amount per share. As of June 30, 2026 and December 31, 2025, the Company's asset coverage ratio was 202.3% and 199.5%, respectively.
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

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(All figures in this item are in thousands except share, per share and other data.)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks, uncertainties and other factors outside of our control. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this quarterly report on Form 10-Q and in Part I., Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2026 and 2025. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended June 30, 2026 and 2025 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended June 30,
	2026	2025
Investments:
Total investments, beginning of period	$2,833,404	$1,526,647
New investments purchased including capitalized PIK interest and dividends	167,181	219,653
Accretion of discounts	2,408	1,294
Investments sold or repaid	(195,925)	(88,990)
Total investments, end of period	$2,807,068	$1,658,604
Number of portfolio companies	74	49
Weighted average yield on debt and income producing investments, at amortized cost	9.59%	10.55%
Weighted average yield on debt and income producing investments, at fair value	9.63%	10.44%

Our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,556,083	$2,546,186	90.70%	$2,554,997	$2,568,302	92.27%
Second lien debt	19,201	19,161	0.68	15,437	15,437	0.55
Other equity	79,663	90,616	3.23	57,178	58,038	2.09
Preferred equity	152,121	151,245	5.39	140,266	141,699	5.09
Total	$2,807,068	$2,807,208	100.00%	$2,767,878	$2,783,476	100.00%

As of June 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	June 30, 2026	December 31, 2025
1	$312,355	$214,343
2	2,103,352	2,348,499
3	149,640	20,897
4	—	—
5	—	—
Total	$2,565,347	$2,583,739

Results of Operations

The following table represents the operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$67,949	$41,310	$144,190	$76,589
Net operating expenses	30,609	19,972	60,576	37,440
Net investment income before excise and other tax expense	37,340	21,338	83,614	39,149
Excise and other tax expense	404	207	909	558
Net investment income after excise and other tax expense	36,936	21,131	82,705	38,591
Net change in unrealized gain (loss)	(8,950)	1,252	(9,372)	10,018
Net realized gain (loss)	4,860	(2,192)	4,745	(1,482)
Income tax benefit (provision)	4	—	(1,697)	—
Net increase in net assets resulting from operations	$32,850	$20,191	$76,381	$47,127

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$62,901	$39,040	$134,570	$72,120
Dividend income	4,718	2,230	9,252	4,402
Fee income	330	40	368	67
Total investment income	$67,949	$41,310	$144,190	$76,589

For the three and six months ended June 30, 2026 and 2025, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $2,807,208 and $1,677,923, respectively, at fair value at June 30, 2026 and 2025. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$22,260	$15,080	$43,890	$28,447
Management Fees	9,456	5,499	19,095	10,080
Income based Incentive Fees	5,597	3,163	12,456	5,775
Administrative services	737	712	1,464	1,316
Professional fees	724	356	991	850
Board of Trustees’ fees	69	51	138	101
Other general and administrative	1,091	1,019	1,845	1,660
Amortization of deferred offering costs	—	4	—	26
Total operating expenses	39,934	25,884	79,879	48,255
Management Fees waived	(4,728)	(2,749)	(9,547)	(5,040)
Incentive Fees waived	(5,597)	(3,163)	(12,456)	(5,775)
Expense support	1,000	—	2,700	—
Net operating expenses	30,609	19,972	60,576	37,440
Excise and other tax expense	404	207	909	558
Net expenses	$31,013	$20,179	$61,485	$37,998

Interest expense for the three and six months ended June 30, 2026 and 2025 was driven by borrowings in our Revolving Credit Facilities, Debt Securitizations, and Repurchase Obligations. Management Fees for the three and six months ended June 30, 2026 and 2025 were driven by our deployment of capital. For the three and six months ended June 30, 2026, the Adviser waived Management Fees of $4,728 and $9,547, respectively. For the three and six months ended June 30, 2025, the Adviser waived Management Fees of $2,749 and $5,040, respectively.

For the three and six months ended June 30, 2026, the Incentive Fees earned related to pre-Incentive Fee net investment income were $5,597 and $12,456, respectively, all of which was waived by the Adviser. For the three and six months ended June 30, 2025, the Incentive Fees earned related to pre-Incentive Fee net investment income were $3,163 and $5,775, respectively, all of which was waived by the Adviser. There were no accrued capital gains based incentive fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains based incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

For the three and six months ended June 30, 2026, the Company incurred U.S. federal excise tax amounting to $0 and $176, respectively. For the three and six months ended June 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and six months ended June 30, 2026, we recorded a net tax expense of $361 and $2,389, respectively, for these subsidiaries. For the three and six months ended June 30, 2025, we recorded a net tax expense of $207 and $468, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$(12,078)	$1,252	$(15,458)	$10,018
Net change in unrealized gain on derivative instruments	2,866	—	3,512	—
Net change in unrealized gain on translation of assets and liabilities in foreign currencies	262	—	2,574	—
Net change in unrealized gain (loss)	$(8,950)	$1,252	$(9,372)	$10,018

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2026, the net change in unrealized gain (loss) on our investment portfolio was $(12,078) and $(15,458), respectively. During the three and six months ended June 30, 2025, the net change in unrealized gain on our investment portfolio was $1,252 and $10,018, respectively.

The net change in unrealized gain on derivative instruments for the three and six months ended June 30, 2026 was $2,866 and $3,512, primarily as a result of fluctuations in the EUR exchange rate. The net change in unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2025 was $0, as we did not hold any foreign currency forward contracts.

The net change in unrealized gain on foreign currency translations for the three and six months ended June 30, 2026 was $262 and $2,574, primarily as a result of fluctuations in the Euro exchange rate. The net change in unrealized gain (loss) on foreign currency translations for the three and six months ended June 30, 2025 was $0, as we did not hold any foreign currencies.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$4,633	$(2,192)	$4,132	$(1,482)
Net realized gain on derivative instruments	72	—	1,899	—
Net realized gain (loss) on foreign currency transactions	155	—	(1,286)	—
Net realized gain (loss)	$4,860	$(2,192)	$4,745	$(1,482)

The realized gain (loss) on fully exited and partially exited investments for the three and six months ended June 30, 2026 were $4,633 and $4,132, respectively. The realized (loss) on fully exited and partially exited investments for the three and six months ended June 30, 2025 were $(2,192) and $(1,482), respectively.

The realized gain on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and six months ended June 30, 2026 were $72 and $1,899, respectively. The realized gain (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and six months ended June 30, 2025 were $0, as we did not hold any foreign currency forward contracts.

The realized gain (loss) on foreign currency transactions for the three and six months ended June 30, 2026 and 2025 were $155 and $(1,286), respectively. The realized gain (loss) on foreign currency transactions for the three and six months ended June 30, 2025 were $0, as we did not hold any foreign currencies.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of June 30, 2026, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of June 30, 2026 and December 31, 2025, we had Revolving Credit Facilities and Debt Securitizations outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities or debt securitizations, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2026 and December 31, 2025, we had an aggregate amount of $1,471,291 and $1,405,301, respectively, of senior securities outstanding, our asset coverage ratio was 202.3% and 199.5%, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of June 30, 2026 and December 31, 2025, we had $145,013 and $122,052, respectively, in cash and cash equivalents. During the six months ended June 30, 2026 and 2025, cash used in operating activities was $61,595 and $463,048, respectively, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. Cash provided by financing activities was $83,268 and $478,730, respectively, during the six months ended June 30, 2026 and 2025, respectively, primarily as a result of proceeds from the issuance of Common Shares.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026:

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

During the six months ended June 30, 2026 and 2025, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2026 and December 31, 2025, we had received Capital Commitments totaling $1,723,630 and $1,723,630 ($268,701 and $355,645 remaining undrawn), respectively, of which $32,650 and $32,650 ($4,898 and $6,530 remaining undrawn), respectively, was from affiliates of the Adviser.

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

Borrowings

As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $1,469,791 and $1,403,801, respectively, of net borrowings outstanding.

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

Recent Developments

The six months ended June 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.

The U.S. economy has demonstrated overall resilience despite geopolitical uncertainty and concerns regarding artificial intelligence disruption in certain sectors. Nevertheless, inflation has remained above the U.S. Federal Reserve's target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022–2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net investment income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and a decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.

Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court's ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Such uncertainty and/or tariffs or counter-measures could increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect us, our portfolio companies or their respective financial performance.

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

As of June 30, 2026, 95.2% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026 the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	June 30, 2026
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$52,444	$29,396	$23,048
Up 100 basis points	27,545	14,698	12,847
Down 100 basis points	(22,254)	(14,698)	(7,556)
Down 200 basis points	(46,915)	(29,396)	(17,519)

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors discussed in Part I., Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Note 9. Net Assets” in the notes to the unaudited consolidated financial statements in this quarterly report on Form 10-Q for issuances of our shares during the quarter and proceeds received in connection therewith. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no trustee or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Agreement and Declaration of Trust, dated February 6, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024).

3.2

Bylaws, dated as of December 12, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-56624) filed on February 7, 2024).

10.1

Purchase Agreement, dated as of April 24, 2026, by and between Diameter Capital PC CLO 2LLC, as issuer, and Citigroup Global Markets Inc., as initial purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2026).

10.2

Placement Agreement dated as of April 24, 2026, by and between Diameter Capital PC CLO 2 LLC, as issuer, and Citigroup Global Markets Inc., as placement agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2026).

10.3

Indenture, dated as of April 24, 2026, by and between Diameter Capital PC CLO 2 LLC, as issuer and Western Alliance Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2026).

10.4

Class A-1 Credit Agreement, dated as of April 24, 2026, by and among Diameter Capital PCCLO 2 LLC, as borrower, Western Alliance Trust Company, N.A., as loan agent and collateral trustee and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-Kfiled on April 30, 2026).

10.5

Collateral Management Agreement, dated as of April 24, 2026, by and between Diameter Capital PC CLO 2 LLC, as issuer, and Diameter Credit Company, as collateral manager (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 30, 2026).

10.6

Master Loan Sale Agreement, dated as of April 24, 2026, by and among Diameter Credit Company, as transferor, Diameter Capital PC CLO 2 Depositor LLC, as U.S. retention holder and Diameter Capital PC CLO 2 LLC, as issuer (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 30, 2026).

10.7

Amendment No. 5, dated as of April 24, 2026, to the Credit and Security Agreement (as amended, restated or otherwise modified from time to time), dated as of January 10, 2024, among Diameter Credit Company Holdings LLC, as borrower, Diameter Credit Company, as collateral manager and equity holder, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency and Trust division), as collateral agent and custodian, and Siepe, LLC, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2026).

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

Diameter Credit Company

Date: August 10, 2026	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Matt Gilmartin
Matt Gilmartin
Chief Financial Officer
(Principal Financial Officer)