Form 10-Q
period 2026-09-30
Diameter Credit Co
filed 2026-11-13
CIK 1916099

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had 54,912,164 shares of Common Shares, $0.001 par value per share, outstanding.

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
•
uncertainty surrounding global financial and political stability, including in the United States, the United Kingdom, the European Union, and China; the ongoing conflicts between Russia and Ukraine and in the Middle East and related responses;
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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Diameter Credit Company

Consolidated Statements of Assets and Liabilities

(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $2,939,989 and $2,767,878 at September 30, 2026 and December 31, 2025, respectively)	$2,936,850	$2,783,476
Total investments, at fair value	2,936,850	2,783,476
Cash and cash equivalents (restricted cash of $77,220 and $61,386 at September 30, 2026 and December 31, 2025, respectively)	180,961	122,052
Derivative assets, at fair value	2,839	44
Receivable for investments sold	11,057	15,591
Interest receivable	17,791	18,393
Dividends receivable	4,053	1,321
Deferred financing costs	13,153	11,013
Other assets	25	25
Total Assets	$3,166,729	$2,951,915
Liabilities
Revolving Credit Facilities	$976,294	$1,276,432
Debt Securitizations (net of debt issuance costs of $4,210 and $0 at September 30, 2026 and December 31, 2025, respectively)	546,090	—
Repurchase Obligations	—	127,369
Distributions payable	34,320	34,674
Payable for investments purchased	68,920	92,602
Interest payable	18,466	13,892
Derivative liabilities, at fair value	—	420
Management Fees payable	4,843	4,420
Due to affiliates	2,667	104
Preferred shareholders dividends payable	45	—
Board of Trustees' fees payable	72	72
Accrued expenses and other liabilities	4,148	2,106
Total Liabilities	1,655,865	1,552,091
Commitments and contingencies (Note 8)
Series A Preferred Shares, $0.001 par value; unlimited shares authorized; 500 shares issued and outstanding; liquidation preference of $3,000 per share	1,500	1,500
Components of Net Assets Applicable to Common Shares
Common Shares, $0.001 par value; unlimited shares authorized; 54,912,164 and 51,369,200 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	54	51
Additional paid in capital	1,478,832	1,380,028
Distributable earnings	30,478	18,245
Total Net Assets Applicable to Common Shares	1,509,364	1,398,324
Total Liabilities, Series A Preferred Shares and Net Assets Applicable to Common Shares	$3,166,729	$2,951,915
Net Asset Value Per Common Share	$27.49	$27.22

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
From non-controlled/non-affiliated investments:
Interest income	$63,631	$48,922	$198,201	$121,042
Dividend income	1,246	657	3,296	1,949
Payment-in-kind dividend income	4,126	2,189	11,328	5,299
Fee income	2,402	37	2,770	104
Total Investment Income	71,405	51,805	215,595	128,394
Operating Expenses
Interest expense	22,059	18,158	65,949	46,605
Management Fees	9,684	6,754	28,779	16,834
Income based Incentive Fees	6,012	4,181	18,468	9,956
Administrative services	548	737	2,012	2,053
Professional fees	263	489	1,254	1,339
Board of Trustees’ fees	72	53	210	154
Other general and administrative	790	844	2,635	2,504
Amortization of deferred offering costs	—	—	—	26
Total Operating Expenses	39,428	31,216	119,307	79,471
Management Fees waived	(4,842)	(3,377)	(14,389)	(8,417)
Incentive Fees waived	(6,012)	(4,181)	(18,468)	(9,956)
Recoupment of expense support	2,300	—	5,000	—
Net Operating Expenses	30,874	23,658	91,450	61,098
Net Investment Income before excise and other tax expense	40,531	28,147	124,145	67,296
Excise and other tax expense	403	269	1,312	827
Net investment income after excise and other tax expense	40,128	27,878	122,833	66,469
Net Realized and Unrealized Gains (Losses)
Net realized gain (loss)
Non-controlled/non-affiliated investments	88	181	4,220	(1,301)
Derivative instruments	2,262	(84)	4,161	(84)
Foreign currency transactions	(12)	(328)	(1,298)	(328)
Net realized gain (loss)	2,338	(231)	7,083	(1,713)
Net change in unrealized gain (loss)
Non-controlled/non-affiliated investments	(3,279)	2,265	(18,737)	12,283
Derivative instruments	(297)	(888)	3,215	(888)
Translation of assets and liabilities in foreign currencies	470	(293)	3,044	(293)
Income tax provision	(673)	—	(2,370)	—
Net change in unrealized gain (loss)	(3,779)	1,084	(14,848)	11,102
Net Realized and Unrealized Gain (Loss)	(1,441)	853	(7,765)	9,389
Net Increase in Net Assets Resulting from Operations	$38,687	$28,731	$115,068	$75,858
Series A Preferred Shares dividends	45	45	135	135
Net Increase in Net Assets Resulting from Operations Applicable to Common Shareholders	$38,642	$28,686	$114,933	$75,723
Earnings per share	$0.70	$0.78	$2.13	$2.53
Weighted average shares of Common Shares outstanding	54,848,069	36,554,257	54,033,048	29,943,900

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended September 30, 2026	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2026	54,778,146	$54	$1,475,159	$26,156	$1,501,369
Reinvestment of distributions	134,018	—	3,673	—	3,673
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	40,128	40,128
Net realized gain	—	—	—	2,338	2,338
Net change in unrealized loss, net of income tax provision	—	—	—	(3,779)	(3,779)
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common Share distributions from earnings	—	—	—	(34,320)	(34,320)
Total increase for the three months ended September 30, 2026	134,018	—	3,673	4,322	7,995
Balance at September 30, 2026	54,912,164	$54	$1,478,832	$30,478	$1,509,364

	Common Shares

Nine Months Ended September 30, 2026	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	51,369,200	$51	$1,380,028	$18,245	$1,398,324
Issuance of Common Shares	3,109,176	3	86,940	—	86,943
Reinvestment of distributions	433,788	—	11,864	—	11,864
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	122,833	122,833
Net realized gain	—	—	—	7,083	7,083
Net change in unrealized loss, net of income tax provision	—	—	—	(14,848)	(14,848)
Series A Preferred Shares dividends	—	—	—	(135)	(135)
Common Share distributions from earnings	—	—	—	(102,700)	(102,700)
Total increase for the nine months ended September 30, 2026	3,542,964	3	98,804	12,233	111,040
Balance at September 30, 2026	54,912,164	$54	$1,478,832	$30,478	$1,509,364

(1)
The par amount on reinvestment of distributions is less than $1.

Diameter Credit Company

Consolidated Statements of Changes in Net Assets

(Amounts in thousands, except share data)

(Unaudited)

	Common Shares
Three Months Ended September 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	32,707,520	$33	$863,610	$22,867	$886,510
Issuance of Common Shares	9,123,863	9	251,138	—	251,147
Reinvestment of distributions	83,463	—	2,262	—	2,262
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	27,878	27,878
Net realized (loss)	—	—	—	(231)	(231)
Net change in unrealized gain	—	—	—	1,084	1,084
Series A Preferred Shares dividends	—	—	—	(45)	(45)
Common Share distributions from earnings	—	—	—	(26,197)	(26,197)
Total increase for the three months ended September 30, 2025	9,207,326	9	253,400	2,489	255,898
Balance at September 30, 2025	41,914,846	$42	$1,117,010	$25,356	$1,142,408

	Common Shares
Nine Months Ended September 30, 2025	Shares	Par (1)	Additional paid-in capital	Distributable Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	22,890,180	$23	$595,503	$12,232	$607,758
Issuance of Common Shares	18,812,952	19	515,810	—	515,829
Reinvestment of distributions	211,714	—	5,697	—	5,697
Net Increase in Net Assets Resulting from Operations:
Net investment income	—	—	—	66,469	66,469
Net realized (loss)	—	—	—	(1,713)	(1,713)
Net change in unrealized gain	—	—	—	11,102	11,102
Series A Preferred Shares dividends	—	—	—	(135)	(135)
Common shares distributions from earnings	—	—	—	(62,599)	(62,599)
Total increase for the nine months ended September 30, 2025	19,024,666	19	521,507	13,124	534,650
Balance at September 30, 2025	41,914,846	$42	$1,117,010	$25,356	$1,142,408

(1)
The par amount on reinvestment of distributions is less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net increase in net assets resulting from operations	$115,068	$75,858
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(781,820)	(1,268,446)
Proceeds from principal repayments and sales of investments	641,655	166,291
Net realized (gain) loss on investments	(4,220)	1,301
Net realized (gain) loss on derivative instruments	(4,161)	84
Net realized loss on foreign currency transactions	1,298	328
Net change in unrealized (gain) loss on investments	18,737	(12,283)
Net change in unrealized (gain) loss on derivative instruments	(3,215)	888
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(3,044)	293
Accretion of discounts	(15,358)	(4,598)
Payment in-kind interest capitalized	(4,553)	(2,972)
Payment in-kind dividends capitalized	(7,815)	(2,352)
Amortization of deferred financing costs	2,452	1,458
Amortization of deferred debt issuance costs	177	—
Amortization of deferred offering costs	—	26
Net proceeds (payments) from settlements of derivative contracts	4,161	(84)
Changes in operating assets and liabilities:
Receivable for investments sold	4,534	(1,482)
Interest receivable	602	(2,636)
Dividends receivable	(2,732)	(1,698)
Payable for investments purchased	(23,682)	35,751
Interest payable	4,574	4,909
Management Fees payable	423	1,667
Due to affiliates	2,563	(311)
Accrued expenses and other liabilities	2,042	888
Net Cash Used in Operating Activities	(52,314)	(1,007,120)
Financing Activities
Proceeds from Repurchase Obligations	—	132,571
Repayments of Repurchase Obligations	(126,589)	(143,750)
Borrowings of Revolving Credit Facilities	589,711	948,792
Repayments of Revolving Credit Facilities	(888,100)	(416,700)
Proceeds from Debt Securitizations	550,300	—
Deferred financing costs paid	(5,079)	(6,431)
Debt issuance costs paid	(3,900)	—
Proceeds from issuance of common shares, (net of deferred offering costs of $0 and $0 as of September 30, 2026 and September 30, 2025, respectively)	86,943	515,829
Distributions paid in cash	(91,280)	(49,680)
Net Cash Provided by Financing Activities	112,006	980,631
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	59,692	(26,489)
Effect of exchange rate changes on cash and cash equivalents	(783)	(621)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	122,052	104,380
Cash, Cash Equivalents and Restricted Cash, End of Period	$180,961	$77,270
Supplemental Information and Non-Cash Activities
Interest paid during the period	$58,746	$40,238
Excise and other taxes paid	$1,401	$90
Reinvestment of distributions during the period	$11,864	$5,697

The accompanying notes are an integral part of these consolidated financial statements.

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt
Aerospace & Defense
Quantum Leap Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.50%	9/5/2025	9/6/2032	$-	$(21)	$10
Quantum Leap Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	8.34%	SOFR	4.50%	9/5/2025	9/6/2032	2,063	2,031	2,063
Quantum Leap Buyer, LLC	(6)	Term Loan	8.76%	SOFR	4.50%	9/5/2025	9/6/2032	19,850	19,682	19,890
								21,913	21,692	21,963	1.46%
Air Freight & Logistics
ICAT Intermediate Holdings, LLC	(5)(6)	Delayed Draw Term Loan	10.15%	SOFR	6.25%	9/29/2025	3/1/2029	22,300	22,005	22,079
ICAT Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.25%	9/29/2025	3/1/2029	-	(20)	(19)
ICAT Intermediate Holdings, LLC	(6)	Term Loan	10.15%	SOFR	6.25%	9/29/2025	3/1/2029	25,120	24,854	24,869
								47,420	46,839	46,929	3.11%
Automobile Components
Purflux Holding S.À R.L.	(6)(7)(13)	Term Loan	8.98%	EURIBOR	6.50%	11/3/2025	11/4/2030	52,237	52,020	51,794
Ranger Intermediate II, LLC	(6)	Term Loan	9.83%	SOFR	5.75%	10/28/2025	10/28/2031	74,526	73,580	73,967
								126,763	125,600	125,761	8.33%
Capital Markets
Saphilux S.à r.l.	(7)(8)(14)	Term Loan	8.23%	SONIA	4.50%	7/15/2026	7/18/2033	13,265	13,502	13,325
								13,265	13,502	13,325	0.88%
Chemicals
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/6/2025	3/6/2027	-	(18)	(172)
ASP Integrity Acquisition Co LLC	(4)(5)(6)	Revolving Line of Credit	11.00%	P	4.00%	3/6/2025	3/6/2031	5,692	5,654	5,498
ASP Integrity Acquisition Co LLC	(6)	Term Loan	9.08%	SOFR	5.00%	3/6/2025	3/6/2032	36,369	36,158	35,351
LSF12 Rigel US Investments LLC	(7)(12)	Term Loan	9.50%		N/A	5/8/2026	10/30/2031	28,325	28,344	26,969
								70,386	70,138	67,646	4.48%
Commercial Services & Supplies
Action Elevator Intermediate Holdings, LLC	(5)(6)	Delayed Draw Term Loan	9.33%	SOFR	5.25%	10/28/2025	10/31/2030	42,491	42,030	40,900
Action Elevator Intermediate Holdings, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	10/31/2024	10/31/2030	-	(100)	(320)
Action Elevator Intermediate Holdings, LLC	(6)	Term Loan	9.33%	SOFR	5.25%	10/31/2024	10/31/2030	24,625	24,374	23,837
Cobalt Service Partners, LLC	(5)(6)	Delayed Draw Term Loan	8.82%	SOFR	4.75%	10/11/2024	10/14/2031	37,937	37,616	37,937
Cobalt Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit	8.65%	SOFR	4.75%	10/11/2024	10/14/2031	353	315	353
Cobalt Service Partners, LLC	(6)	Term Loan	9.01%	SOFR	4.75%	10/11/2024	10/14/2031	25,204	25,023	25,204
Grid Alliance Partners, LLC	(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	7/1/2025	7/1/2030	-	(9)	(137)
Grid Alliance Partners, LLC	(4)(5)(6)	Revolving Line of Credit	8.78%	SOFR	4.75%	7/1/2025	7/1/2030	2,813	2,742	2,250
Grid Alliance Partners, LLC	(6)	Term Loan	8.82%	SOFR	4.75%	7/1/2025	7/1/2032	60,885	60,385	57,232

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Commercial Services & Supplies (continued)
GSP Midco LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	9/9/2026	10/17/2031	$18,875	$18,507	$18,353
GSP Midco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	10/17/2025	10/17/2031	-	(17)	(21)
GSP Midco LLC	(6)	Term Loan	9.07%	SOFR	5.00%	10/17/2025	10/17/2031	24,750	24,334	24,230
One Silver Serve, LLC	(5)	Delayed Draw Term Loan	8.86%	SOFR	5.00%	1/22/2024	12/18/2028	7,913	7,814	7,913
One Silver Serve, LLC	(4)(5)(6)	Revolving Line of Credit	8.94%	SOFR	5.00%	1/22/2024	12/18/2028	2,984	2,955	2,984
One Silver Serve, LLC	(6)	Term Loan	9.00%	SOFR	5.00%	1/22/2024	12/18/2028	13,698	13,572	13,698
R.R. Donnelley & Sons Company	(6)	Term Loan	8.65%	SOFR	4.75%	8/12/2024	8/8/2029	54,591	53,654	54,591
								317,119	313,195	309,004	20.47%
Construction & Engineering
Glow Intermediate Holdings II, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.82%	SOFR	4.75%	7/31/2025	8/2/2032	1,342	1,312	1,342
Glow Intermediate Holdings II, LLC	(4)(5)(6)	Revolving Line of Credit	8.82%	SOFR	4.75%	7/31/2025	7/31/2032	2,053	1,993	2,053
Glow Intermediate Holdings II, LLC	(6)	Term Loan	8.82%	SOFR	4.75%	7/31/2025	7/31/2032	21,939	21,665	21,939
Kelso Industries, LLC	(6)	Term Loan	9.65%	SOFR	5.75%	12/26/2024	12/30/2029	46,930	46,319	45,991
								72,264	71,289	71,325	4.73%
Diversified Consumer Services
GarageCo Intermediate II, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	8/1/2025	8/2/2032	-	(101)	(170)
GarageCo Intermediate II, LLC	(4)(5)(6)	Revolving Line of Credit	8.33%	SOFR	4.25%	8/1/2025	8/2/2032	970	909	919
GarageCo Intermediate II, LLC	(6)	Term Loan	8.33%	SOFR	4.25%	8/1/2025	8/2/2032	16,485	16,347	16,369
Legacy Service Partners, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.57%	SOFR	4.50%	11/10/2025	11/10/2031	141	125	92
Legacy Service Partners, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/10/2025	11/10/2031	-	(37)	(59)
Legacy Service Partners, LLC	(6)	Term Loan	8.57%	SOFR	4.50%	11/10/2025	11/10/2031	27,018	26,788	26,640
Lightning BuyerCo, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.25%	1/30/2026	1/30/2032	-	(44)	-
Lightning BuyerCo, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	1/30/2026	1/30/2032	-	(44)	-
Lightning BuyerCo, LLC	(6)	Term Loan	8.33%	SOFR	4.25%	1/30/2026	1/30/2032	27,431	27,187	27,431
Perfect Service Group, LLC	(4)(5)	Delayed Draw Term Loan		SOFR	5.50%	9/17/2026	9/17/2031	-	(80)	(80)
Perfect Service Group, LLC	(4)(5)	Revolving Line of Credit		SOFR	5.50%	9/17/2026	9/17/2031	-	(40)	(40)
Perfect Service Group, LLC		Term Loan	9.47%	SOFR	5.50%	9/17/2026	9/17/2031	17,004	16,753	16,753
SCP WQS Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	6/30/2026	6/30/2033	793	698	584
SCP WQS Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	6/30/2026	6/30/2033	-	(40)	(42)
SCP WQS Buyer, LLC	(6)	Term Loan	9.07%	SOFR	5.00%	6/30/2026	6/30/2033	34,973	34,636	34,624

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Diversified Consumer Services (continued)
Summit Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.82%	SOFR	4.75%	5/9/2025	5/31/2031	$1,630	$1,589	$1,083
Summit Buyer, LLC	(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	5/31/2024	5/31/2031	17,801	17,682	17,445
Summit Buyer, LLC	(4)(5)(6)	Revolving Line of Credit	11.00%	P	4.00%	5/31/2024	5/31/2030	1,402	1,388	1,311
Summit Buyer, LLC	(6)	Term Loan	9.07%	SOFR	5.00%	5/31/2024	5/31/2031	35,152	35,035	34,449
								180,800	178,751	177,309	11.75%
Diversified Telecommunication Services
Altice France SA	(3)(4)(7)(8)(13)	Term Loan	10.96%	SOFR	6.88%	9/29/2026	5/15/2031	10,000	9,914	9,879
Emerald Wave 3 LLC	(4)(8)	Delayed Draw Term Loan	12.00%		N/A	9/25/2025	9/23/2030	9,139	8,773	9,230
Emerald Wave 3 LLC	(8)	Term Loan	12.00%		N/A	9/25/2025	9/23/2030	36,556	35,503	36,921
								55,695	54,190	56,030	3.71%
Electrical Equipment
Trystar, LLC	(5)(6)	Delayed Draw Term Loan	8.33%	SOFR	4.25%	8/6/2024	8/6/2031	8,085	8,012	8,085
Trystar, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.25%	8/6/2024	8/6/2031	-	(24)	-
Trystar, LLC	(6)	Term Loan	8.33%	SOFR	4.25%	8/6/2024	8/6/2031	22,785	22,705	22,785
								30,870	30,693	30,870	2.05%
Electronic Equipment, Instruments & Components
SRP Eagle Buyer Inc	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	12/8/2025	12/8/2031	-	(305)	(282)
SRP Eagle Buyer Inc	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/8/2025	12/8/2031	-	(122)	(113)
SRP Eagle Buyer Inc	(6)	Term Loan	9.01%	SOFR	4.75%	12/8/2025	12/8/2031	29,775	29,249	29,299
								29,775	28,822	28,904	1.91%
Financial Services
Eclipse Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	9/6/2024	9/6/2031	-	(14)	(10)
Eclipse Buyer, Inc.	(6)	Term Loan	8.33%	SOFR	4.25%	9/6/2024	9/6/2031	22,738	22,578	22,625
Intrum Investments and Financing AB (PUBL)	(4)(7)(8)(11)	Revolving Line of Credit	7.48%	SONIA	3.75%	9/22/2026	6/30/2028	1,091	1,097	1,071
Intrum Investments and Financing AB (PUBL)	(4)(5)(7)(8)(11)	Revolving Line of Credit	6.07%	EURIBOR	3.75%	9/5/2025	6/30/2028	17,811	17,835	17,038
Rialto Management Group, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/5/2024	12/5/2030	-	(9)	(3)
Rialto Management Group, LLC	(6)	Term Loan	8.90%	SOFR	5.00%	12/5/2024	12/5/2030	29,333	29,148	29,275
								70,973	70,635	69,996	4.64%
Health Care Equipment & Supplies
BVI Medical, Inc.	(5)(6)	Delayed Draw Term Loan	10.08%	SOFR	6.00%	3/7/2025	3/8/2032	2,208	2,175	1,829
BVI Medical, Inc.	(4)(5)(6)	Revolving Line of Credit	9.90%	SOFR	6.00%	3/7/2025	3/8/2032	2,083	2,020	1,379
BVI Medical, Inc.	(6)	Term Loan	10.33% (5.00% PIK)	SOFR	6.25%	3/7/2025	3/8/2032	71,556	70,778	62,253
Gula Buyer Inc.	(6)	Term Loan	8.39%	SOFR	4.50%	10/25/2024	10/25/2031	49,230	48,785	49,230
								125,077	123,758	114,691	7.60%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Health Care Providers & Services
42 North Dental, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	2/9/2026	2/10/2031	$-	$(37)	$(119)
42 North Dental, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	2/9/2026	2/10/2031	-	(37)	(60)
42 North Dental, LLC	(6)	Term Loan	8.82%	SOFR	4.75%	2/9/2026	2/10/2031	24,654	24,439	24,308
Blue Cloud Pediatric Surgery Centers, LLC	(5)(6)	Delayed Draw Term Loan	8.65%	SOFR	4.75%	12/19/2024	1/21/2031	12,142	11,958	12,142
Blue Cloud Pediatric Surgery Centers, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/19/2024	1/21/2031	-	(37)	-
Blue Cloud Pediatric Surgery Centers, LLC	(6)	Term Loan	8.65%	SOFR	4.75%	12/19/2024	1/21/2031	44,300	43,917	44,300
CSLC MSO Buyer, LLC	(6)	Delayed Draw Term Loan	9.58%	SOFR	5.50%	11/19/2025	7/6/2029	22,736	22,489	22,667
CSLC MSO Buyer, LLC	(4)(6)	Revolving Line of Credit	9.58%	SOFR	5.50%	7/8/2024	7/6/2029	4,048	4,008	4,035
CSLC MSO Buyer, LLC	(6)	Term Loan	9.58%	SOFR	5.50%	7/8/2024	7/6/2029	35,548	35,205	35,442
DP Group S.p.A.	(4)(5)(7)(12)	Delayed Draw Term Loan		EURIBOR	5.50%	7/24/2025	7/24/2032	-	(112)	(13)
DP Group S.p.A.	(7)(12)	Term Loan	8.12%	EURIBOR	5.50%	7/24/2025	7/24/2032	80,430	82,086	80,310
PPV Intermediate Holdings, LLC	(6)	Delayed Draw Term Loan	9.33%	SOFR	5.25%	8/7/2024	8/31/2029	11,651	11,559	11,302
PPV Intermediate Holdings, LLC	(6)	Term Loan	9.83%	SOFR	5.75%	2/7/2025	8/31/2029	18,420	18,420	18,089
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	5.00%	3/4/2026	7/27/2029	-	(9)	(26)
Southern Orthodontic Partners Management, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	3/4/2026	7/27/2029	-	(8)	(11)
Southern Orthodontic Partners Management, LLC	(6)	Term Loan	9.07%	SOFR	5.00%	3/4/2026	7/27/2029	16,591	16,470	16,425
Unified Women's Healthcare, LP	(4)(5)	Delayed Draw Term Loan			N/A	8/6/2026	6/18/2029	-	(430)	(430)
Unified Women's Healthcare, LP		Term Loan	10.50%		N/A	8/6/2026	6/18/2029	22,000	21,570	21,570
Women's Care Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/25/2026	8/25/2031	-	(17)	(17)
Women's Care Holdings, Inc.	(6)	Term Loan	9.58%	SOFR	5.50%	8/25/2026	8/25/2031	12,256	12,076	12,076
								304,776	303,510	301,990	20.01%
Hotels, Restaurants & Leisure
Delivery Hero Finco LLC	(4)(6)(7)(8)(9)	Term Loan	7.45%	SOFR	3.50%	9/23/2026	12/12/2029	34,866	35,119	35,023
Equinox Holdings, Inc.	(6)	Term Loan	11.32%	SOFR	7.25%	3/27/2024	3/8/2029	27,170	26,975	27,115
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Delayed Draw Term Loan	9.08%	SOFR	5.00%	8/22/2024	8/22/2031	2,452	2,420	2,423
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.08%	SOFR	5.00%	8/22/2024	8/22/2030	1,240	1,176	1,180
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	(6)	Term Loan	9.08%	SOFR	5.00%	8/22/2024	8/22/2031	43,743	43,158	43,218
Lion Financing LP	(8)	Term Loan	7.34%	SOFR	3.50%	7/15/2026	4/30/2031	33,000	30,701	31,928
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Delayed Draw Term Loan	9.32%	SOFR	5.25%	9/14/2026	6/20/2031	13,136	12,873	13,136
Rocket Youth Brands Holdco LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.25%	6/20/2025	6/20/2031	-	(56)	-
Rocket Youth Brands Holdco LLC	(6)	Term Loan	9.32%	SOFR	5.25%	6/20/2025	6/20/2031	31,395	31,025	31,395

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Saguaro Buyer, LLC	(4)(5)(6)	Delayed Draw Term Loan	8.57%	SOFR	4.50%	7/3/2025	7/2/2032	$15,074	$14,912	$14,987
Saguaro Buyer, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	7/3/2025	7/2/2032	-	(31)	(19)
Saguaro Buyer, LLC	(6)	Term Loan	8.57%	SOFR	4.50%	7/3/2025	7/2/2032	28,558	28,329	28,415
Vacation Rental Brands, LLC	(4)(5)(6)	Delayed Draw Term Loan		SOFR	4.75%	10/15/2025	5/6/2032	-	(16)	(44)
Vacation Rental Brands, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	5/12/2025	5/6/2032	-	(27)	(41)
Vacation Rental Brands, LLC	(6)	Term Loan	8.82%	SOFR	4.75%	5/12/2025	5/6/2032	56,603	56,109	55,923
								287,237	282,667	284,639	18.86%
Insurance
Accuserve Solutions, Inc.	(4)(5)	Revolving Line of Credit	9.15%	SOFR	5.25%	3/15/2024	3/15/2030	1,755	1,747	1,291
Accuserve Solutions, Inc.	(6)	Term Loan	10.08% (3.38% PIK)	SOFR	6.00%	3/15/2024	3/15/2030	23,118	22,991	19,650
Galway Borrower LLC	(4)(5)(6)	Delayed Draw Term Loan	8.57%	SOFR	4.50%	2/26/2026	9/29/2028	255	251	251
Patriot Growth Insurance Services, LLC	(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	1/22/2024	10/16/2028	24,618	24,539	24,100
SG Acquisition, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	4/3/2024	4/3/2030	-	(15)	-
SG Acquisition, Inc.	(6)	Term Loan	8.83%	SOFR	4.75%	4/3/2024	4/3/2030	48,845	48,633	48,844
World Insurance Associates, LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	7/9/2026	4/3/2030	9,965	9,919	9,921
World Insurance Associates, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	2/14/2025	4/3/2030	-	(2)	(2)
								108,556	108,063	104,055	6.89%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Media
AVSC Holding Corp.	(4)(5)(6)	Revolving Line of Credit	8.90%	SOFR	5.00%	12/5/2024	12/5/2029	$1,148	$1,112	$1,148
AVSC Holding Corp.	(6)	Term Loan	8.90%	SOFR	5.00%	12/5/2024	12/5/2031	26,694	26,299	26,694
								27,842	27,411	27,842	1.84%
Personal Care Products
TCI Buyer LLC	(4)(5)(6)	Delayed Draw Term Loan	8.90%	SOFR	5.00%	11/25/2024	11/25/2030	2,203	2,063	1,966
TCI Buyer LLC	(4)(5)(6)	Revolving Line of Credit	8.90%	SOFR	5.00%	11/25/2024	11/25/2030	1,586	1,487	1,490
TCI Buyer LLC	(6)	Term Loan	8.90%	SOFR	5.00%	11/25/2024	11/25/2030	43,249	42,797	42,816
								47,038	46,347	46,272	3.07%
Professional Services
Accordion Partners LLC	(4)(5)(6)	Delayed Draw Term Loan	9.07%	SOFR	5.00%	12/17/2025	11/17/2031	1,890	1,868	1,802
Accordion Partners LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	12/17/2025	11/17/2031	-	(6)	(14)
Accordion Partners LLC	(6)	Term Loan	8.98%	SOFR	5.00%	12/17/2025	11/17/2031	10,674	10,651	10,556
BDO USA, P.C.	(6)	Term Loan	9.08%	SOFR	5.00%	1/22/2024	8/31/2028	53,480	52,845	53,480
BDO USA, P.C.	(6)	Term Loan	8.58%	SOFR	4.50%	11/3/2025	8/31/2028	2,189	2,174	2,172
Crete PA Holdco, LLC	(6)	Delayed Draw Term Loan	9.08%	SOFR	5.00%	11/26/2024	11/26/2030	43,744	43,189	43,307
Crete PA Holdco, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	5.00%	11/26/2024	11/26/2030	-	(63)	(66)
Crete PA Holdco, LLC	(6)	Term Loan	9.08%	SOFR	5.00%	11/26/2024	11/26/2030	44,186	43,727	43,744
Dan Newlin Injury Attorneys Services Team, LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	6.50%	3/10/2026	1/28/2031	-	(22)	(34)
Dan Newlin Injury Attorneys Services Team, LLC	(6)	Term Loan	10.57%	SOFR	6.50%	3/10/2026	1/28/2031	33,519	32,926	32,580
Deerfield Dakota Holding, LLC	(4)(5)(6)	Revolving Line of Credit	9.33%	SOFR	5.25%	9/10/2025	9/13/2032	3,000	2,927	2,803
Deerfield Dakota Holding, LLC	(6)	Term Loan	9.82% (2.75% PIK)	SOFR	5.75%	9/10/2025	9/13/2032	93,405	92,634	91,257
Denali Intermediate Holdings, Inc.	(4)(5)(6)	Revolving Line of Credit	9.40%	SOFR	5.50%	8/26/2025	8/26/2032	1,909	1,856	1,731
Denali Intermediate Holdings, Inc.	(6)	Term Loan	9.40%	SOFR	5.50%	8/26/2025	8/26/2032	63,149	62,616	61,381
HowardSimon LLC	(5)(6)	Delayed Draw Term Loan	8.83%	SOFR	4.75%	12/13/2024	12/13/2030	49,774	49,254	50,297
HowardSimon LLC	(4)(5)(6)	Revolving Line of Credit		SOFR	4.75%	12/13/2024	12/13/2030	-	(35)	-
HowardSimon LLC	(6)	Term Loan	8.83%	SOFR	4.75%	12/13/2024	12/13/2030	22,292	22,097	22,515
RPX Corporation	(4)(5)(6)	Revolving Line of Credit		SOFR	5.50%	8/2/2024	8/2/2030	-	(47)	-
RPX Corporation	(6)	Term Loan	9.39%	SOFR	5.50%	8/2/2024	8/2/2030	64,332	63,727	64,332
								487,543	482,318	481,843	31.92%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Interest Rate (2)	Reference Rate	Spread	Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
First Lien Debt (continued)
Software
Blitz 24-34 GmbH	(4)(5)(6)(7)(9)	Delayed Draw Term Loan		SOFR	5.25%	5/3/2024	5/3/2030	$-	$(42)	$-
Blitz 24-34 GmbH	(6)(7)(9)	Term Loan	9.33%	SOFR	5.25%	5/3/2024	5/2/2031	42,569	42,011	42,568
Databricks, Inc.	(4)(5)(8)	Delayed Draw Term Loan		SOFR	4.50%	9/21/2026	1/5/2032	-	13	5
Databricks, Inc.	(8)	Term Loan	8.58%	SOFR	4.50%	8/14/2026	1/5/2032	68,305	68,634	68,362
MS Buyer, Inc.	(6)	Delayed Draw Term Loan	9.32%	SOFR	5.25%	7/1/2024	7/1/2031	2,694	2,673	2,619
MS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	9.33%	SOFR	5.25%	7/1/2024	7/1/2031	147	137	103
MS Buyer, Inc.	(6)	Term Loan	9.32%	SOFR	5.25%	7/1/2024	7/1/2031	19,376	19,239	18,833
QBS Parent, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	11/7/2024	6/3/2032	-	(14)	(23)
QBS Parent, Inc.	(6)	Term Loan	8.57%	SOFR	4.50%	11/7/2024	6/3/2032	39,131	38,991	38,896
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Delayed Draw Term Loan	8.58%	SOFR	4.50%	12/6/2024	12/8/2031	6,903	6,837	6,903
TSYL Corporate Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit		SOFR	4.50%	12/6/2024	12/8/2031	-	(5)	-
TSYL Corporate Buyer, Inc.	(6)	Term Loan	8.58%	SOFR	4.50%	12/6/2024	12/8/2031	21,508	21,348	21,508
								200,633	199,822	199,774	13.24%
Textiles, Apparel & Luxury Goods
L2 Brands Holdings, LLC	(6)	Term Loan	9.57%	SOFR	5.50%	4/28/2026	11/16/2028	13,930	13,814	13,791
								13,930	13,814	13,791	0.91%
Trading Companies & Distributors
Radwell Parent, LLC	(4)(5)(6)(8)	Delayed Draw Term Loan	8.82%	SOFR	4.75%	3/2/2026	4/1/2030	701	688	687
Radwell Parent, LLC	(4)(5)(6)(8)	Revolving Line of Credit	10.75%	P	3.75%	3/31/2026	4/1/2030	95	60	64
Radwell Parent, LLC	(6)(8)	Term Loan	8.82%	SOFR	4.75%	3/2/2026	4/1/2030	15,310	15,279	15,227
WC ORS Buyer, Inc.	(6)	Delayed Draw Term Loan	8.82%	SOFR	4.75%	6/5/2025	8/7/2031	14,383	14,213	14,411
WC ORS Buyer, Inc.	(4)(5)(6)	Revolving Line of Credit	8.82%	SOFR	4.75%	3/2/2026	8/7/2031	2,994	2,953	2,994
WC ORS Buyer, Inc.	(6)	Term Loan	8.82%	SOFR	4.75%	6/30/2025	8/7/2031	23,197	22,932	23,244
								56,680	56,125	56,627	3.75%
Wireless Telecommunication Services
Zayo Group Holdings Inc	(6)(8)	Term Loan	7.58% (0.50% PIK)	SOFR	3.50%	9/29/2025	3/9/2030	8,560	8,395	8,572
								8,560	8,395	8,572	0.57%
Total First Lien Debt								$2,705,115	$2,677,576	$2,659,158	176.18%
Second Lien Debt
Diversified Consumer Services
Legacy Service Partners, LLC	(4)(5)	Delayed Draw Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	$8,315	$8,127	$8,100
Legacy Service Partners, LLC		Term Loan	13.25% PIK		N/A	11/10/2025	11/10/2032	11,989	11,756	11,725
								20,304	19,883	19,825
Total Second Lien Debt								$20,304	$19,883	$19,825	1.31%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity
Preferred Equity
Automobile Components
Ranger Parent I, Inc.		Series A-1 Preferred Stock	14.50% PIK		N/A	10/28/2025		21,226	$21,885	$20,434
								21,226	21,885	20,434	1.35%
Capital Markets
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z1 Preferred Shares	12.00% PIK		N/A	8/12/2025		10,000	11,284	11,771
MC CIF Wealth Management (UK) Ltd.	(7)(10)	Series Z2 Preferred Shares	12.00% (6.00% PIK)		N/A	8/12/2025		10,000	10,549	11,014
								20,000	21,833	22,785	1.51%
Financial Services
CWC Fund II (Cresset) LP	(7)(15)(16)	Convertible Preferred Stock		N/A	6.50%	6/3/2026		10,000	10,140	10,327
Eclipse Topco, Inc.		Preferred Shares	12.50% PIK		N/A	9/6/2024		606	5,131	5,197
								10,606	15,271	15,524	1.03%
Health Care Providers & Services
SVP MVP Holdings, L.P.		Preferred Units	12.50% PIK		N/A	12/4/2024		38,000	45,038	45,109
								38,000	45,038	45,109	2.99%
Insurance
AH Parent, Inc.		Series A Preferred Shares	10.00%		N/A	9/27/2024		25,000	25,325	25,546
HIG Intermediate, Inc.		Series A Preferred Shares	10.50%		N/A	12/10/2024		15,000	14,775	14,865
								40,000	40,100	40,411	2.68%
Media
26N Nova Co-Investment Partners-A LP	(7)(15)(16)	Series B Preferred Shares	19.08% PIK	SOFR	15.00%	10/16/2025		10,000	11,923	11,834
								10,000	11,923	11,834	0.78%
Total Preferred Equity									$156,050	$156,097	10.34%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity (continued)
Other Equity
Automobile Components
Ranger Parent I, Inc.		Warrants			N/A	10/28/2025		14,456	$-	$962
								14,456	-	962	0.06%
Commercial Services & Supplies
AP Edison Co-Invest (UB), L.P.	(15)	Common Units			N/A	6/30/2025		9,346	9,421	9,148
Elevate Parent Holdco, LP		Class A-1 Units			N/A	8/3/2026		1,154	750	750
Elevate Parent Holdco, LP		Class A-2 Units			N/A	8/3/2026		1,154	750	750
GSP Topco LLC		Common Units			N/A	10/17/2025		10,000	10,000	10,800
								21,654	20,921	21,448	1.42%
Construction & Engineering
Citation Glow Co-Invest LP	(15)	Common Shares			N/A	7/28/2025		7,000	6,460	9,940
Tundra Private Investments, LP		Class A Common Units			N/A	5/4/2026		5,000,000	4,639	4,639
								5,007,000	11,099	14,579	0.97%
Diversified Consumer Services
SCP WQS 2.0 Holdings, LLC		Class B Units			N/A	6/24/2026		2,560	2,560	2,560
SCP WQS 2.0 Holdings, LLC		Common Units			N/A	6/24/2026		134,750	135	135
Lightning TopCo Holdco, LP		Series A Units			N/A	1/30/2026		9,046	9,046	14,794
TPL Partners LP		Class A Units			N/A	9/17/2026		741	1,960	1,960
								147,098	13,701	19,449	1.29%
Electronic Equipment, Instruments & Components
SRP Eagle Investment Holdings LLC		Class A-1 Units			N/A	12/8/2025		10,000,000	10,000	10,000
								10,000,000	10,000	10,000	0.66%
Financial Services
Constellation Wealth Capital Fund II, L.P.	(15)	Limited Partner Interest			N/A	10/10/2025		4,623	8,752	8,752
VCI Intermediate Topco 1 LLC	(16)	Class B Limited Liability Company Interests			N/A	11/19/2025		1,273	1,205	1,306
								5,896	9,957	10,058	0.67%
Health Care Providers & Services
Brave Topco Holdings, LP		Class A-1 Common Units			N/A	8/12/2025		1,000,000	1,000	1,140
SCP CDH Holdings, LLC		Class B Units			N/A	12/31/2025		1,900	200	197
SCP CDH Holdings, LLC		Common Units			N/A	12/31/2025		20,000	2,102	2,070
								1,021,900	3,302	3,407	0.23%

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments (1)	Footnotes	Investment Type	Dividend Rate	Reference Rate	Spread	Acquisition Date	Maturity Date	Shares/Units	Amortized Cost	Fair Value (3)	% of Net Assets Applicable to Common Shares
Non-Controlled/Non-Affiliated
Equity (continued)
Other Equity (continued)
Hotels, Restaurants & Leisure
Saguaro Group Holdings, L.P.		Class R Common Units			N/A	7/3/2025		$10,000	$10,000	$14,787
								10,000	10,000	14,787	0.98%
Personal Care Products
TCI Holdings, LP		Common Units			N/A	11/14/2024		75,000	7,500	7,080
								75,000	7,500	7,080	0.47%
Total Other Equity									$86,480	$101,770	6.74%
Total Investments - Non-Controlled/Non-Affiliated Before Cash and Cash Equivalents									$2,939,989	$2,936,850	194.58%
Cash and Cash Equivalents
JPMorgan US Treasury Plus Money Market Fund	(8)								$71,156	$71,156
JPMorgan US Government Money Market Fund	(8)								11,669	11,669
Other Cash and Cash Equivalents									98,136	98,136
									180,961	180,961
Total Cash and Cash Equivalents									$180,961	$180,961	11.99%
Total Portfolio Investments, Cash and Cash Equivalents									$3,120,950	$3,117,811	206.56%

(1)
The terms “the Company” “we” “us” and “our” mean Diameter Credit Company and its subsidiaries unless the context specifically requires otherwise. The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may therefore be deemed to be “restricted securities” under the Securities Act. These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”), Euro Interbank Offer Rate (“EURIBOR”), Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, we have indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
(3)
Fair value is determined by or under the direction of our Board of Trustees (the “Board” and the members thereof, each, a “Trustee” and collectively, the “Trustees”). Unless otherwise indicated by footnote 8 or 16 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), such investments are classified as Level 3 within the fair value hierarchy. See Note 5 within the accompanying notes to consolidated financial statements for further discussion.
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

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
42 North Dental, LLC	Revolving Line of Credit	$4,261
42 North Dental, LLC	Delayed Draw Term Loan	8,523
Accordion Partners LLC	Revolving Line of Credit	1,312
Accordion Partners LLC	Delayed Draw Term Loan	6,066
Accuserve Solutions, Inc.	Revolving Line of Credit	1,340
Action Elevator Intermediate Holdings, LLC	Delayed Draw Term Loan	7,200
Action Elevator Intermediate Holdings, LLC	Revolving Line of Credit	10,000
ASP Integrity Acquisition Co LLC	Revolving Line of Credit	1,231
ASP Integrity Acquisition Co LLC	Delayed Draw Term Loan	6,154
AVSC Holding Corp.	Revolving Line of Credit	1,752
Blitz 24-34 GmbH	Delayed Draw Term Loan	6,452
Blue Cloud Pediatric Surgery Centers, LLC	Delayed Draw Term Loan	4,452
Blue Cloud Pediatric Surgery Centers, LLC	Revolving Line of Credit	5,168
BVI Medical, Inc.	Revolving Line of Credit	3,333
BVI Medical, Inc.	Delayed Draw Term Loan	708
Cobalt Service Partners, LLC	Delayed Draw Term Loan	5,936
Cobalt Service Partners, LLC	Revolving Line of Credit	4,941
Crete PA Holdco, LLC	Revolving Line of Credit	6,628
Dan Newlin Injury Attorneys Services Team, LLC	Revolving Line of Credit	1,228
Databricks, Inc.	Delayed Draw Term Loan	1,695
Deerfield Dakota Holding, LLC	Revolving Line of Credit	5,571
Denali Intermediate Holdings, Inc.	Revolving Line of Credit	4,454
DP Group S.P.A.	Delayed Draw Term Loan	13,043
Eclipse Buyer, Inc.	Revolving Line of Credit	1,955
Galway Borrower LLC	Delayed Draw Term Loan	1,146
GarageCo Intermediate II, LLC	Revolving Line of Credit	6,303
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	24,242
Glow Intermediate Holdings II, LLC	Revolving Line of Credit	2,684
Glow Intermediate Holdings II, LLC	Delayed Draw Term Loan	1,816
Grid Alliance Partners, LLC	Revolving Line of Credit	6,563
Grid Alliance Partners, LLC	Delayed Draw Term Loan	2,280
GSP Midco LLC	Revolving Line of Credit	1,000
GSP Midco LLC	Delayed Draw Term Loan	6,000
HowardSimon LLC	Delayed Draw Term Loan	2,890
HowardSimon LLC	Revolving Line of Credit	4,034
ICAT Intermediate Holdings, LLC	Revolving Line of Credit	1,928
ICAT Intermediate Holdings, LLC	Delayed Draw Term Loan	2
Intrum Investments and Financing AB (PUBL)	Revolving Line of Credit	26,344
Legacy Service Partners, LLC	Revolving Line of Credit	4,242
Legacy Service Partners, LLC	Delayed Draw Term Loan	3,394
Legacy Service Partners, LLC (Second Lien)	Delayed Draw Term Loan	1,460
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	Revolving Line of Credit	3,720
Lightning BuyerCo, LLC	Revolving Line of Credit	5,000
Lightning BuyerCo, LLC	Delayed Draw Term Loan	10,000
MS Buyer, Inc.	Revolving Line of Credit	1,432
One Silver Serve, LLC	Delayed Draw Term Loan	4,218
One Silver Serve, LLC	Revolving Line of Credit	199
Perfect Service Group, LLC	Revolving Line of Credit	2,699
Perfect Service Group, LLC	Delayed Draw Term Loan	10,796
QBS Parent, Inc.	Revolving Line of Credit	3,820
Quantum Leap Buyer, LLC	Revolving Line of Credit	1,687
Quantum Leap Buyer, LLC	Delayed Draw Term Loan	5,000
Radwell Parent, LLC	Revolving Line of Credit	853
Radwell Parent, LLC	Delayed Draw Term Loan	2,438
Rialto Management Group, LLC	Revolving Line of Credit	1,533

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Rocket Youth Brands Holdco LLC	Delayed Draw Term Loan	18,209
Rocket Youth Brands Holdco LLC	Revolving Line of Credit	4,709
RPX Corporation	Revolving Line of Credit	4,898
Saguaro Buyer, LLC	Revolving Line of Credit	3,828
Saguaro Buyer, LLC	Delayed Draw Term Loan	2,282
SCP WQS Buyer, LLC	Delayed Draw Term Loan	20,063
SCP WQS Buyer, LLC	Revolving Line of Credit	4,171
SG Acquisition, Inc.	Revolving Line of Credit	3,386
Southern Orthodontic Partners Management, LLC	Revolving Line of Credit	1,124
Southern Orthodontic Partners Management, LLC	Delayed Draw Term Loan	2,593
SRP Eagle Buyer Inc	Revolving Line of Credit	7,059
SRP Eagle Buyer Inc	Delayed Draw Term Loan	17,647
Summit Buyer, LLC	Delayed Draw Term Loan	17,935
Summit Buyer, LLC	Revolving Line of Credit	3,163
TCI Buyer LLC	Delayed Draw Term Loan	21,564
TCI Buyer LLC	Revolving Line of Credit	7,928
Trystar, LLC	Revolving Line of Credit	6,240
Trystar, LLC	Delayed Draw Term Loan	8,140
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	3,834
TSYL Corporate Buyer, Inc.	Revolving Line of Credit	2,226
Unified Women's Healthcare, LP	Delayed Draw Term Loan	22,000
Vacation Rental Brands, LLC	Delayed Draw Term Loan	3,687
Vacation Rental Brands, LLC	Revolving Line of Credit	3,404
WC ORS Buyer, Inc.	Revolving Line of Credit	1,612
Women's Care Holdings, Inc.	Revolving Line of Credit	1,143
World Insurance Associates, LLC	Revolving Line of Credit	500
World Insurance Associates, LLC	Delayed Draw Term Loan	1,000
Total Unfunded Commitments		$457,471

(6)
Loan includes interest rate floor feature as described in footnote 2.
(7)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, non-qualifying assets represented 10.48% of total assets, as determined in accordance with regulatory requirements.
(8)
This investment represents a Level 1 or Level 2 security in the ASC 820 table as of September 30, 2026. See Notes 2 and 5 within the accompanying notes to consolidated financial statements for further discussion.
(9)
The headquarters of this portfolio company is located in Germany.
(10)
The headquarters of this portfolio company is located in Canada.
(11)
The headquarters of this portfolio company is located in Sweden.
(12)
The headquarters of this portfolio company is located in Italy.
(13)
The headquarters of this portfolio company is located in France.
(14)
The headquarters of this portfolio company is located in Luxembourg.
(15)
Ownership of equity investments may occur through a holding company or partnership.
(16)
This investment is measured at fair value using net asset value per share (or its equivalent) as a practical expedient and, as a result, is not categorized within the fair value hierarchy.

Diameter Credit Company

Consolidated Schedule of Investments as of September 30, 2026

(Amounts in thousands, except share data)

(Unaudited)

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	158,324	EUR	136,871	12/16/2026	$2,839
Total Foreign Currency Forward Contracts						2,839

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

Diameter Credit Company

Consolidated Schedule of Investments as of December 31, 2025

(Amounts in thousands, except share data)

Additional Information

Foreign Currency Forward Contracts

Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Gain (Loss)
Goldman Sachs Bank USA	USD	41,809	EUR	35,419	3/18/2026	$44
Goldman Sachs Bank USA	USD	41,158	EUR	35,000	9/16/2026	(420)
Total Foreign Currency Forward Contracts						44

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

Restricted cash and cash equivalents include (i) amounts that are collected and held by a trustee who has been appointed as custodian of the assets securing certain of the Company’s financing transactions and (ii) cash collateral posted to the counterparty to the Company’s foreign currency forward contracts. Amounts held by a trustee are restricted for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Cash collateral posted on foreign currency forward contracts is held for the benefit of the counterparty under the terms of the related collateral arrangement.

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

Repurchase Obligations

Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Consolidated Statements of Assets and Liabilities, and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligations is reported on the Company's Consolidated Statements of Operations within interest expense.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2026, the Company recorded $2,755 and $15,590, respectively, in non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2025, the Company recorded $415 and $597, respectively, in non-recurring interest income.

PIK Interest Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2026, the Company recorded $2,464 and $7,334, respectively, in PIK interest income. For the three and nine months ended September 30, 2025, the Company recorded $1,596 and $3,973, respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company recorded $4,126 and $11,328 respectively, in PIK dividend income, which is presented separately in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company recorded $2,189 and $5,299, respectively, in PIK dividend income.

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

As of September 30, 2026 and December 31, 2025, the Company did not incur any organization and offering costs in excess of 0.15% of the Company’s total Capital Commitments. Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in an offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of the Company’s cap on organization and offering expenses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense, if any. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of September 30, 2026 and December 31, 2025, the Company had not recorded a liability for any uncertain tax positions. The Company’s and DCC Master IV’s U.S. federal and state income tax returns for all tax years since inception (2023 through 2025 for the Company and 2024 through 2025 for DCC Master IV) remain subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences such as non-deductible expenses. To the extent these differences are permanent, they are charged to additional paid-in capital.

For the three and nine months ended September 30, 2026, the Company incurred U.S. federal excise tax amounting to $0 and $176, respectively. For the three and nine months ended September 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively.

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

For the three months ended September 30, 2026 and 2025, DCC Master IV recorded a current income tax (benefit) expense of $(1,893) and $269, respectively, and deferred income tax expense of $2,969 and $0, respectively. For the nine months ended September 30, 2026 and 2025, DCC Master IV recorded a current income tax (benefit) expense of $(1,201) and $737, respectively, and deferred income tax expense of $4,666 and $0, respectively.

During the three months ended September 30, 2026, upon filing its 2025 federal income tax return, DCC Master IV determined that taxable income allocated from its partnership investments was lower than previously estimated, primarily because accrued preferred and dividend income is not currently taxable and because of losses allocated from those investments. As a result, DCC Master IV reversed previously accrued current income taxes and recognized a deferred tax liability for the related temporary differences. This change in estimate did not have a material impact on total income tax expense. Deferred taxes relate primarily to accrued dividend income and unrealized appreciation on investments held by DCC Master IV.

As of September 30, 2026, DCC Master IV had a net deferred tax liability of $4,666, consisting of $2,296 related to accrued dividend income and $2,370 related to unrealized appreciation on investments, and prepaid income taxes of $1,154. These amounts are presented net as a tax liability of $3,512 within accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

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

Distributions are determined in accordance with federal income tax regulations, which differ from U.S. GAAP. As a result, distributions on a tax basis may differ from amounts determined on a book basis, due to permanent or temporary differences. The final tax characterization of distributions is determined after the end of the tax year.

Recent Accounting Pronouncements

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”). It requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those years, and early adoption is permitted. It is applied prospectively. The Company is currently evaluating the impact of ASU 2026-03 and does not expect its adoption to have a material

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

impact on its consolidated financial statements.

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

For the three and nine months ended September 30, 2026, Management Fees earned were $9,684 and $28,779, respectively, wherein $4,842 and $14,389, respectively, were waived by the Adviser. For the three and nine months ended September 30, 2025, Management Fees earned were $6,754 and $16,834, respectively, wherein $3,377 and $8,417, respectively, were waived by the Adviser. As of September 30, 2026 and December 31, 2025, $4,843 and $4,420, respectively, was payable to the Adviser relating to Management Fees.

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

For the three and nine months ended September 30, 2026, Incentive Fees earned based on pre-Incentive Fee net investment income were $6,012 and $18,468, respectively, all of which were waived by the Adviser. For the three and nine months ended September 30, 2025, Incentive Fees earned based on pre-Incentive Fee net investment income were $4,181 and $9,956, respectively, all of which were waived by the Adviser. As of September 30, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on pre-Incentive Fee net investment income.

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

For the three and nine months ended September 30, 2026 and 2025, no Incentive Fees on capital gains were earned. As of September 30, 2026 and December 31, 2025, no amounts were payable to the Adviser for Incentive Fees based on capital gains.

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

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases. The Capital Gains Fee is calculated on a cumulative basis as of the end of each fiscal year. The initial Capital Gains Fee may be calculated for a period shorter than twelve months, and upon termination of the Investment Advisory Agreement, the termination date is treated as a fiscal year end.

Administration Agreement

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

For the three and nine months ended September 30, 2026, the Company incurred $339 and $1,339, respectively, in expenses under the Administration Agreement, which were recorded in Administrative services in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $519 and $1,485, respectively, in expenses under the Administration Agreement, which were recorded in Administrative services in the Company’s Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $2,667 and $104, respectively, was included in Due to affiliates in the Consolidated Statements of Assets and Liabilities, of which $1,351 and $104, respectively, related to sub-administration fees payable through the Administrator, and $1,316 and $0, respectively, related to third-party expenses paid by the Adviser or its affiliates on behalf of the Company that are subject to reimbursement, in each case subject to amounts waived by the Adviser.

Sub-Administration Agreement

On December 21, 2023, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with HedgeServ Corporation (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The initial term of the Sub-Administration Agreement is one year from the effective date of the Sub-Administration Agreement, and, after expiration of the initial term, the Sub-Administration Agreement shall automatically renew for successive six-month periods, unless a written notice of non-renewal is delivered prior to 90 days prior to the expiration of the initial term or renewal term.

Effective August 10, 2026, the Company's administrator changed its name from HedgeServ Corporation to HS Financial Technologies Corporation. This change was a change in name only and did not result in a change in the administrator or the services provided to the Company.

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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
March 31, 2024	$2,300	$—	$2,300
June 30, 2024	900	—	900
September 30, 2024	1,300	—	1,300
December 31, 2024	500	—	500
March 31, 2025	—	—	—
June 30, 2025	—	—	—
September 30, 2025	—	—	—
December 31, 2025	—	—	—
March 31, 2026	—	1,700	(1,700)
June 30, 2026	—	1,000	(1,000)
September 30, 2026	—	2,300	(2,300)
	$5,000	$5,000	$—

As of September 30, 2026, all Expense Payments made by the Adviser have been reimbursed.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,677,576	$2,659,158	90.54%	$2,554,997	$2,568,302	92.27%
Second lien debt	19,883	19,825	0.68	15,437	15,437	0.55
Other equity	86,480	101,770	3.46	57,178	58,038	2.09
Preferred equity	156,050	156,097	5.32	140,266	141,699	5.09
Total	$2,939,989	$2,936,850	100.00%	$2,767,878	$2,783,476	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	0.75%	0.44%
Air Freight & Logistics	1.60	1.00
Automobile Components	5.01	5.33
Automobiles	—	1.09
Capital Markets	1.23	0.75
Chemicals	2.30	1.35
Commercial Services & Supplies	11.25	9.80
Construction & Engineering	2.93	2.74
Diversified Consumer Services	7.37	4.20
Diversified Telecommunication Services	1.91	2.65
Electrical Equipment	1.05	0.89
Electronic Equipment, Instruments & Components	1.32	1.40
Financial Services	3.25	6.28
Health Care Equipment & Supplies	3.91	4.25
Health Care Providers & Services	11.93	10.52
Hotels, Restaurants & Leisure	10.20	6.78
Insurance	4.92	5.89
Interactive Media & Services	—	5.74
Media	1.35	1.34
Personal Care Products	1.82	1.95
Professional Services	16.41	14.79
Software	6.80	7.11
Textiles, Apparel & Luxury Goods	0.47	—
Trading Companies & Distributors	1.93	1.25
Wireless Telecommunication Services	0.29	2.46
Total	100.00%	100.00%

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The geographic composition of investments at amortized cost and fair value was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$21,833	$22,785	0.78%
France	61,934	61,673	2.10
Germany	77,087	77,592	2.64
Italy	110,318	107,267	3.65
Luxembourg	13,502	13,325	0.45
Sweden	18,933	18,109	0.62
United States	2,636,382	2,636,099	89.76
Total	$2,939,989	$2,936,850	100.00%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Canada	$20,395	$20,797	0.75%
France	52,265	53,325	1.92
Germany	42,191	43,947	1.58
Italy	81,781	82,397	2.96
Sweden	76,495	76,368	2.74
United States	2,494,751	2,506,642	90.05
Total	$2,767,878	$2,783,476	100.00%

As of September 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

As of September 30, 2026 and December 31, 2025, on a fair value basis, 95.7% and 95.2%, respectively, of our performing debt investments bore interest at a floating rate and 4.3% and 4.8%, respectively, of our performing debt investments bore interest at a fixed rate.

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

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with all portfolio companies originated on or prior to June 30, 2026 without readily available market quotations subject to review by an independent valuation firm. All investments originated after June 30, 2026 without readily available market quotations were held at amortized cost due to recency of an open market transaction, absent any subsequent market or portfolio company events that would indicate a change in fair value. As of September 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs.

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the fair value hierarchy of financial instruments:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$247,332	$2,411,826	$2,659,158
Second lien debt	—	—	19,825	19,825
Other equity	—	—	100,464	100,464
Preferred equity	—	—	133,936	133,936
Money market funds	82,825	—	—	82,825
Subtotal	82,825	247,332	2,666,051	2,996,208
Investments measured at net asset value (1)	—	—	—	23,467
Total	$82,825	$247,332	$2,666,051	$3,019,675

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$399,991	$2,168,311	$2,568,302
Second lien debt	—	—	15,437	15,437
Other equity	—	—	58,038	58,038
Preferred equity	—	—	141,699	141,699
Money market funds	74,993	—	—	74,993
Total	$74,993	$399,991	$2,383,485	$2,858,469

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. The Company's $11,834 fair-value interest in 26N Nova Co-Investment Partners-A LP (“26N Nova”), a co-investment partnership holding preferred equity of NEP Group Holdings, Inc., its $10,327 fair-value interest in CWC Fund II (Cresset) LP (“CWC Fund II”), a co-investment partnership holding convertible preferred equity of Cresset Capital Management, LLC, a wealth management platform, and its $1,306 fair-value interest in VCI Intermediate Topco 1 LLC (“VCI”), a holding vehicle for data center infrastructure equity, have no unfunded commitments, are not redeemable, and the Company has no current plans to sell any of these investments. The Company expects to receive distributions from 26N Nova, CWC Fund II, and VCI as their underlying investments are realized over their anticipated holding period.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$2,430,946	$19,161	$89,216	$140,777	$2,680,100
Purchases of investments including capitalized PIK interest and dividends	138,249	657	7,664	(7,724)	138,846
Proceeds from principal repayments and sales of investments	(152,003)	1	(819)	(1)	(152,822)
Accretion of discounts	882	27	—	—	909
Net realized gain (loss)	2,537	—	—	(10)	2,527
Net change in unrealized gain (loss)	(8,785)	(21)	4,403	894	(3,509)
Fair value, end of period	$2,411,826	$19,825	$100,464	$133,936	$2,666,051
Net change in unrealized gain (loss) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized gain (loss) on the Consolidated Statements of Operations	$(7,505)	$(21)	$4,403	$894	$(2,229)

	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$2,168,311	$15,437	$58,038	$141,699	$2,383,485
Purchases of investments including capitalized PIK interest and dividends	546,123	9,538	30,191	6,389	592,241
Proceeds from principal repayments and sales of investments	(279,336)	(5,141)	(834)	(2,195)	(287,506)
Accretion of discounts	3,449	50	—	—	3,499
Net realized gain (loss)	4,320	—	—	(76)	4,244
Net change in unrealized gain (loss)	(31,041)	(59)	14,377	(1,413)	(18,136)
Transfers out of Level 3 (1)	—	—	(1,308)	(10,468)	(11,776)
Fair value, end of period	$2,411,826	$19,825	$100,464	$133,936	$2,666,051
Net change in unrealized gain (loss) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized gain (loss) on the Consolidated Statements of Operations	$(29,524)	$(59)	$14,327	$(1,482)	$(16,738)

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. For the nine months ended September 30, 2026, transfers out of Level 3 were due to certain investments now being measured at net asset value as a practical expedient, which are no longer categorized within the fair value hierarchy.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,410,939	$—	$17,607	$78,575	$1,507,121
Purchases of investments including capitalized PIK interest and dividends	453,240	—	18,050	28,571	499,861
Proceeds from principal repayments	(21,159)	—	—	—	(21,159)
Accretion of discounts	1,062	—	—	—	1,062
Net realized gain	378	—	—	—	378
Net change in unrealized gain	13	—	41	390	444
Fair value, end of period	$1,844,473	$—	$35,698	$107,536	$1,987,707
Net change in unrealized gain included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized gain on the Consolidated Statements of Operations	$16	$—	$41	$390	$447

	Nine Months Ended September 30, 2025
	For the Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Other Equity	Preferred Equity	Total Investments
Fair value, beginning of period	$1,107,757	$—	$7,500	$76,687	$1,191,944
Purchases of investments including capitalized PIK interest and dividends	770,342	—	26,537	29,900	826,779
Proceeds from principal repayments	(43,108)	—	—	—	(43,108)
Accretion of discounts	2,850	—	—	—	2,850
Net realized gain	562	—	—	—	562
Net change in unrealized gain	6,070	—	1,661	949	8,680
Fair value, end of period	$1,844,473	$—	$35,698	$107,536	$1,987,707
Net change in unrealized gain included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized gain on the Consolidated Statements of Operations	$6,362	$—	$1,661	$949	$8,972

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

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$2,361,995	Yield analysis	Discount rate	8.92%	16.74%	10.37%
	49,831	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	19,825	Yield analysis	Discount rate	14.54%	14.54%	14.54%
Investments in other equity	89,752	Market Approach	EBITDA Multiple	9.00x	17.25x	12.01x
	10,712	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	133,936	Yield analysis	Discount rate	10.70%	15.81%	12.92%
Total	$2,666,051

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,927,288	Yield analysis	Discount rate	6.63%	12.04%	8.99%
	241,023	Transaction price	N/A	N/A	N/A	N/A
Investments in second lien debt	15,437	Transaction price	N/A	N/A	N/A	N/A
Investments in other equity	33,765	Market Approach	EBITDA Multiple	9.25x	14.00x	11.59x
	24,273	Transaction price	N/A	N/A	N/A	N/A
Investments in preferred equity	109,961	Yield analysis	Discount rate	10.81%	15.10%	12.48%
	31,738	Transaction price	N/A	N/A	N/A	N/A
Total	$2,383,485

(1)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement.

Financial Instruments Not Carried at Fair Value

Debt

The fair value of the Company’s Revolving Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, approximates carrying value as the Revolving Credit Facilities have variable interest based on selected short-term rates.

The fair value of the Company’s Debt Securitizations, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2026, approximates carrying value as the Debt Securitizations have variable interest based on selected short-term rates. The Company did not have any Debt Securitizations as of December 31, 2025.

The fair value of the Company’s Repurchase Obligations, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2026 and December 31, 2025, approximates carrying value due to the short maturity of the Repurchase Obligations.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 6. Derivatives

The Company enters into derivative instruments in the normal course of business to manage foreign currency risk.

The net fair value of foreign currency transactions is included within derivative assets, at fair value, if any, or derivative liabilities, at fair value, if any, in the Consolidated Statements of Assets and Liabilities.

The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$2,839	$—	$2,839	$136,871
Total derivative assets, at fair value	$—	$2,839	$—	$2,839	$136,871
Cash collateral posted				$3,690

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative assets
Foreign currency forward contracts	$—	$44	$—	$44	$35,419
Total derivative assets, at fair value	$—	$44	$—	$44	$35,419

Derivative liabilities
Foreign currency forward contracts	$—	$420	$—	$420	$35,000
Total derivative liabilities, at fair value	$—	$420	$—	$420	$35,000
Cash collateral posted				$3,500

In the table above:

•
The notional amount represents the absolute value amount of all outstanding derivative instruments.
•
None of the foreign currency derivatives are designated in hedge relationships.
•
The fair value has been presented prior to the application of counterparty netting or cash collateral netting.

The table below presents the impact to the Consolidated Statements of Operations from derivative instruments not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026. The net change in unrealized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net change in unrealized gain (loss) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative instruments not designated in a qualifying hedge accounting relationship are included within net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss)
Foreign currency forward contracts	$(297)	$(888)	$3,215	$(888)
Net change in unrealized gain (loss)	$(297)	$(888)	$3,215	$(888)
Realized gain (loss)
Foreign currency forward contracts	$2,262	$(84)	$4,161	(84)
Realized gain (loss)	$2,262	$(84)	$4,161	$(84)

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Offsetting of Derivative Instruments

The Company has elected to not offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments:

	September 30, 2026
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$2,839	$—	$2,839	$—	$—	$2,839
Total	$2,839	$—	$2,839	$—	$—	$2,839

The Company did not have derivative liabilities as of September 30, 2026.

	December 31, 2025
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Assets Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Received from Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$44	$—	$44	$(44)	$—	$—
Total	$44	$—	$44	$(44)	$—	$—

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Statements of Assets and Liabilities	Net Amounts of Liabilities Presented in the Consolidated Statements of Assets and Liabilities	Gross Amounts of Financial Instruments Not Offset in Consolidated Statements of Assets and Liabilities	Gross Amounts of Cash Collateral Pledged with Counterparty Not Offset in Consolidated Statements of Assets and Liabilities	Net Amount (not less than 0)
Foreign currency forward contracts	$420	$—	$420	$(44)	$(376)	$—
Total	$420	$—	$420	$(44)	$(376)	$—

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 198.5% and 199.5%, respectively.

Citi Revolving Credit Facility

On January 10, 2024, the Company entered into a revolving credit facility (as subsequently amended on May 22, 2024, January 14, 2025, August 1, 2025, December 12, 2025 and April 24, 2026, the “Citi Revolving Credit Facility” and together with the MS Revolving Credit Facility and the Barclays Revolving Credit Facility, the “Revolving Credit Facilities”) with Citibank, N.A., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Citi Revolving Credit Facility bear interest at Term SOFR or Euribor plus an interest rate margin of 2.00%. Any amounts borrowed under the Citi Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on January 10, 2031. The total commitments under the Citi Revolving Credit Facility are $500,000. The Citi Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Citi Revolving Credit Facility to $600,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Citi Revolving Credit Facility is guaranteed by DCC Holdings I.

MS Revolving Credit Facility

On April 19, 2024, the Company entered into a revolving credit facility (as subsequently amended on September 11, 2024, October 2, 2024, January 23, 2025, March 20, 2026, and September 16, 2026, the “MS Revolving Credit Facility”), with Morgan Stanley Senior Funding, Inc., as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the MS Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.00%. Any amounts borrowed under the MS Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on March 20, 2031. The total commitments under the MS Revolving Credit Facility are $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The MS Revolving Credit Facility is guaranteed by DCC Holdings II.

Barclays Revolving Credit Facility

On October 3, 2025, the Company entered into a revolving credit facility (as subsequently amended on October 23, 2025, December 19, 2025, July 15, 2026, and July 31, 2026, the “Barclays Revolving Credit Facility”), with Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto. Borrowings under the Barclays Revolving Credit Facility bear interest at Term SOFR plus an interest rate margin of 2.05%. Any amounts borrowed under the Barclays Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on October 3, 2035. The total commitments under the Barclays Revolving Credit Facility are $400,000. The Barclays Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Barclays Revolving Credit Facility to $500,000. Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The Barclays Revolving Credit Facility is guaranteed by DCC Holdings III.

On February 23, 2026, the Company exercised the accordion feature of the Barclays Revolving Credit Facility, increasing total commitments from $350,000 to $400,000.

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

Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments. The CLO 1 Secured Notes are the secured obligations of the CLO 1 Issuer, and the CLO 1 Subordinated Notes are the unsecured obligations of the CLO 1 Issuer.

The CLO 1 Notes have not been, and will not be, registered under the Securities Act of 1933, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.

The Company serves as collateral manager to the CLO 1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

DPC CLO 2 Debt Securitization

On April 24, 2026, the Company completed a $412,600 term debt securitization (the “DPC CLO 2 Debt Securitization”) issued by Diameter Capital PC CLO 2 LLC (the “CLO 2 Issuer”), an indirect, wholly-owned, consolidated subsidiary of the Company. The DPC CLO 2 Debt Securitization consists of $40,700 of AAA(sf) Class A-1 Senior Secured Floating Rate Notes due 2038 (the “CLO 2 Class A-1 Notes”), $200,000 of AAA(sf) Class A-1 Senior Secured Floating Rate Loans due 2038 (the “CLO 2 Class A-1 Loans”), $16,600 of AAA(sf) Class A-2 Senior Secured Floating Rate Notes due 2038 (the “CLO 2 Class A-2 Notes”), $24,900 of AA(sf) Class B Senior Secured Floating Rate Notes due 2038 (the “CLO 2 Class B Notes”, and together with the CLO 2 Class A-1 Notes, the CLO 2 Class A-1 Loans and the CLO 2 Class A-2 Notes, the “CLO 2 Secured Debt”) and $130,400 of Subordinated Notes due 2126, which do not bear interest (the “CLO 2 Subordinated Notes”, and together with the CLO 2 Secured Debt, the “CLO 2 Notes”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the CLO 2 Issuer, which is consolidated by the Company.

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

The Company serves as collateral manager to the CLO 2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (each, a “Macquarie Transaction”).

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

The Company had no repurchase agreements as of September 30, 2026.

The Company’s outstanding debt obligations were as follows:

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$500,000	$337,336	$337,335	$162,664	$17,858
MS Revolving Credit Facility	500,000	315,100	315,100	184,900	12,574
Barclays Revolving Credit Facility	400,000	323,858	323,859	76,142	23,085
CLO 1 Secured Notes	272,000	272,000	272,000	—	—
CLO 2 Secured Notes	278,300	278,300	278,300	—	—
Total	$1,950,300	$1,526,594	$1,526,594	$423,706	$53,517

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Citi Revolving Credit Facility	$650,000	$567,732	$567,732	$82,268	$45,371
MS Revolving Credit Facility	500,000	458,700	458,700	41,300	33,904
Barclays Revolving Credit Facility	350,000	250,000	250,000	100,000	65,412
Repurchase Obligations	127,369	127,369	127,369	—	—
Total	$1,627,369	$1,403,801	$1,403,801	$223,568	$144,687

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to each respective credit facility's borrowing base.

As of September 30, 2026 and December 31, 2025, $18,008 and $13,763, respectively, of borrowing interest expense and $458 and $129, respectively, of facility commitment fees were included in interest payable. For the three and nine months ended September 30, 2026, the weighted average interest rate on all borrowings outstanding was 5.67% and 5.69%, respectively, and the average principal debt outstanding was $1,422,698 and $1,451,705, respectively. For the three and nine months ended September 30, 2025, the weighted average interest rate on all borrowings outstanding was 6.56% and 6.70%, respectively, and the average principal debt outstanding was $1,057,248 and $890,447, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$20,341	$17,490	$61,777	$44,649
Facility commitment fees	735	133	1,543	498
Amortization of financing costs	806	535	2,452	1,458
Amortization of debt issuance costs	177	—	177	—
Total interest expense	$22,059	$18,158	$65,949	$46,605
Cash paid for interest expense	$35,805	$15,395	$58,746	$40,238

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $457,471 and $676,174, respectively.

The Company's investment portfolio may also contain equity investment commitments which require the Company to provide funding when requested by portfolio companies in accordance with underlying equity agreements. As of September 30, 2026 and December 31, 2025, the Company had uncalled equity commitments in the aggregate amount of $12,368 and $21,688, respectively.

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table presents the Company’s unfunded equity commitments by portfolio company:

	September 30, 2026	December 31, 2025
Constellation Wealth Capital Fund II, L.P.	$11,213	$20,000
SCP WQS 2.0 Holdings, LLC - Class B Units	1,097	—
SCP WQS 2.0 Holdings, LLC - Common Units	58	—
AP Edison Co-Invest (UB), L.P.	—	1,688
Total Unfunded Equity Commitments	$12,368	$21,688

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

From time to time the Company enters into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2026 and December 31, 2025, the Company had received Capital Commitments totaling $1,723,630 and $1,723,630, respectively, ($268,701 and $355,645, respectively, remaining undrawn), of which $32,650 and $32,650, respectively, ($4,898 and $6,530, respectively, remaining undrawn) were from affiliates of the Adviser. As of September 30, 2026 and December 31, 2025, the ratio of total contributed capital to total committed capital was 84.4% and 79.4%, respectively.

The following table summarizes the total Common Shares issued and proceeds received related to the Company’s drawdowns of Capital Commitments delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026:

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

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Series A Preferred Shares

On December 20, 2023, the Company received proceeds of $1,380 relating to the issuance of 500 shares of the Company’s Series A Preferred Shares at a price of $3,000 per share, net of offering costs and an administration fee. Each individual investor in the Series A Preferred Shares offering was entitled to purchase only one Series A Preferred Share. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share (the “Liquidation Value”). With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares are senior to all other classes and series of Common Shares, and rank on parity with any other class or series of preferred shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares. Dividends on each Series A Preferred Share accrue on a daily basis at the rate of 12.0% per annum (computed on the basis of a 360-day year consisting of twelve 30-day months) of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including December 20, 2023 to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends. Dividends are payable semi-annually.

The outstanding Series A Preferred Shares are subject to redemption at any time by notice of such redemption on a date selected by the Company for such redemption, (such date, the “Redemption Date”). If the Company elects to cause the redemption of the Series A Preferred Shares, each Series A Preferred Share will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) until the date that is two years from the date of original issuance, $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Series A Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from us) will cease.

If dividends on the Series A Preferred Shares are unpaid in an amount equal to two full years of dividends, the holders of the Series A Preferred Shares, voting as a separate class, are entitled to elect a majority of the Trustees. As this could give the holders control of the Board, which determines whether the Series A Preferred Shares are redeemed, the Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its Consolidated Statements of Assets and Liabilities. The Company classifies the Series A Preferred Shares as temporary equity outside of shareholders’ equity on its accompanying Consolidated Statements of Assets and Liabilities due to certain redemption features that are not solely within the Company’s control.

Distributions

The following table summarizes the Company's distributions declared to common shareholders for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2026	March 31, 2026	May 8, 2026	$0.625	$34,143
June 30, 2026	June 30, 2026	August 14, 2026	0.625	34,237
September 30, 2026	September 30, 2026	November 16, 2026	0.625	34,320
Total distributions			$1.875	$102,700

The following table summarizes the Company's distributions declared to common shareholders for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 31, 2025	March 31, 2025	May 14, 2025	$0.625	$15,960
June 30, 2025	June 30, 2025	August 13, 2025	0.625	20,442
September 30, 2025	September 30, 2025	November 17, 2025	0.625	26,197
Total distributions			$1.875	$62,599

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

The following table summarizes the Company's distributions declared to preferred shareholders for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2026	June 15, 2026	June 30, 2026	$180.000	$90
Total dividends			$180.000	$90

The following table summarizes the Company's distributions declared to preferred shareholders for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
May 8, 2025	June 15, 2025	June 30, 2025	$180.000	$90
Total dividends			$180.000	$90

Distribution Reinvestment

The Company has adopted a distribution reinvestment plan (“DRIP”), pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declare a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end net asset value (“NAV”) per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the DRIP will not reduce outstanding Capital Commitments.

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the nine months ended September 30, 2026:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2026	$4,104	150,782
May 8, 2026	4,087	148,988
August 14, 2026	3,673	134,018
Total distributions	$11,864	433,788

The following table summarizes the amounts and shares issued to shareholders under the Company's DRIP during the nine months ended September 30, 2025:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2025	$1,854	69,821
May 14, 2025	1,581	58,430
August 13, 2025	2,262	83,463
Total distributions	$5,697	211,714

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per common share resulting from operations:

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations applicable to common shareholders	$38,642	$28,686	$114,933	$75,723
Weighted average shares of Common Shares outstanding	54,848,069	36,554,257	54,033,048	29,943,900
Earnings per Common Share	$0.70	$0.78	$2.13	$2.53

Note 11. Financial Highlights

The following are the financial highlights:

	Nine Months Ended September 30,
Per Share Data (1)	2026	2025
Net asset value per Common Share at beginning of period	$27.22	$26.55
Net investment income	2.27	2.22
Net realized and change in unrealized gain (loss) (2)	(0.14)	0.31
Dividends to preferred shareholders (5)	(0.00)	(0.00)
Net increase from operations	2.13	2.53
Distributions declared	(1.88)	(1.88)
Impact of issuance of Common Shares	0.01	0.06
Total decrease in net assets applicable to common shareholders from capital share transactions	(1.86)	(1.82)
Total increase in net assets applicable to common shareholders	0.27	0.71
Net asset value per Common Share at end of period	$27.49	$27.26
Total return (3)	7.88%	9.74%
Ratios to Average Net Assets
Annualized ratio of net investment income to average net assets applicable to Common Shares (4)	11.13%	11.02%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, gross (4)(6)	10.81%	13.17%
Annualized ratio of operating expenses to average net assets applicable to Common Shares, net of waivers and expense support (4)(6)	8.28%	10.13%
Portfolio turnover	22.65%	9.97%

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

The following is information about the Company’s senior securities as of the dates indicated in the below table:

Diameter Credit Company

Notes to Consolidated Financial Statements

(in thousands, except per share data, percentages and as otherwise noted)

(Unaudited)

Class and Period	Total Amount Outstanding	Asset Coverage Per Unit (1)	Involuntary Liquidating Preference Per Unit	Average Market Value Per Unit (2)
Series A Preferred Shares
September 30, 2026	$1,500	$1,986	$3,000	N/A
December 31, 2025	1,500	1,996	3,000	N/A
December 31, 2024	1,500	1,904	3,000	N/A
December 31, 2023	1,500	4,308	3,000	N/A
Repurchase Obligations
September 30, 2026	$—	$—	$—	N/A
December 31, 2025	127,369	1,997	—	N/A
December 31, 2024	177,321	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Citi Revolving Credit Facility
September 30, 2026	$337,336	$1,987	$—	N/A
December 31, 2025	567,732	1,997	—	N/A
December 31, 2024	265,300	1,906	—	N/A
December 31, 2023	—	—	—	N/A
MS Revolving Credit Facility
September 30, 2026	$315,100	$1,987	$—	N/A
December 31, 2025	458,700	1,997	—	N/A
December 31, 2024	230,000	1,906	—	N/A
December 31, 2023	—	—	—	N/A
Barclays Revolving Credit Facility
September 30, 2026	$323,858	$1,987	$—	N/A
December 31, 2025	250,000	1,997	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
CLO 1 Secured Notes
September 30, 2026	$272,000	$1,987	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
CLO 2 Secured Notes
September 30, 2026	$278,300	$1,987	$—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A

(1)
Asset coverage per unit for the Revolving Credit Facilities, Repurchase Obligations, and Debt Securitizations is calculated as the ratio of the Company's total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness, expressed as a dollar amount per $1,000 of indebtedness, in accordance with Section 18(h) of the 1940 Act. Asset coverage per unit for the Series A Preferred Shares is expressed as a dollar amount per share. As of September 30, 2026 and December 31, 2025, the Company's asset coverage ratio was 198.5% and 199.5%, respectively.
(2)
There is no established public trading market for any of the Company's senior securities.

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income by targeting direct lending and related investments with favorable risk-adjusted returns.

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

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026.

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

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator and their affiliates for any such amounts. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2026 and 2025. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity

Our investment activity is presented below for the three months ended September 30, 2026 and 2025 (information herein is at amortized cost unless otherwise indicated):

	Three Months Ended September 30,
	2026	2025
Investments:
Total investments, beginning of period	$2,807,068	$1,658,604
New investments purchased including capitalized PIK interest and dividends	312,531	698,114
Accretion of discounts	2,954	2,005
Investments sold or repaid	(182,564)	(40,805)
Total investments, end of period	$2,939,989	$2,317,918
Number of portfolio companies	79	61
Weighted average yield on debt and income producing investments, at amortized cost	9.87%	10.13%
Weighted average yield on debt and income producing investments, at fair value	9.93%	10.05%

Our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,677,576	$2,659,158	90.54%	$2,554,997	$2,568,302	92.27%
Second lien debt	19,883	19,825	0.68	15,437	15,437	0.55
Other equity	86,480	101,770	3.46	57,178	58,038	2.09
Preferred equity	156,050	156,097	5.32	140,266	141,699	5.09
Total	$2,939,989	$2,936,850	100.00%	$2,767,878	$2,783,476	100.00%

As of September 30, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

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

The following table shows the composition of our debt portfolio on the 1 to 5 rating scale:

Rating	September 30, 2026	December 31, 2025
1	$463,139	$214,343
2	2,129,442	2,348,499
3	86,402	20,897
4	—	—
5	—	—
Total	$2,678,983	$2,583,739

Results of Operations

The following table represents the operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$71,405	$51,805	$215,595	$128,394
Net operating expenses	30,874	23,658	91,450	61,098
Net investment income before excise and other tax expense	40,531	28,147	124,145	67,296
Excise and other tax expense	403	269	1,312	827
Net investment income after excise and other tax expense	40,128	27,878	122,833	66,469
Net change in unrealized gain (loss)	(3,106)	1,084	(12,478)	11,102
Net realized gain (loss)	2,338	(231)	7,083	(1,713)
Income tax provision	(673)	—	(2,370)	—
Net increase in net assets resulting from operations	$38,687	$28,731	$115,068	$75,858

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized gains and losses on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$63,631	$48,922	$198,201	$121,042
Dividend income	1,246	657	3,296	1,949
Payment-in-kind dividend income	4,126	2,189	11,328	5,299
Fee income	2,402	37	2,770	104
Total investment income	$71,405	$51,805	$215,595	$128,394

For the three and nine months ended September 30, 2026 and 2025, total investment income was driven by our deployment of capital and increased invested balance of investments. The size of our investment portfolio was $2,936,850 and $2,339,502, respectively, at fair value at September 30, 2026 and 2025. We expect our total investment income to increase in the next several quarters because of the anticipated growth in the size of our asset base.

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$22,059	$18,158	$65,949	$46,605
Management Fees	9,684	6,754	28,779	16,834
Income based Incentive Fees	6,012	4,181	18,468	9,956
Administrative services	548	737	2,012	2,053
Professional fees	263	489	1,254	1,339
Board of Trustees’ fees	72	53	210	154
Other general and administrative	790	844	2,635	2,504
Amortization of deferred offering costs	—	—	—	26
Total operating expenses	39,428	31,216	119,307	79,471
Management Fees waived	(4,842)	(3,377)	(14,389)	(8,417)
Incentive Fees waived	(6,012)	(4,181)	(18,468)	(9,956)
Expense support	2,300	—	5,000	—
Net operating expenses	30,874	23,658	91,450	61,098
Excise and other tax expense	403	269	1,312	827
Net expenses	$31,277	$23,927	$92,762	$61,925

Interest expense for the three and nine months ended September 30, 2026 and 2025 was driven by borrowings in our Revolving Credit Facilities, Debt Securitizations, and Repurchase Obligations. Management Fees for the three and nine months ended September 30, 2026 and 2025 were driven by our deployment of capital. For the three and nine months ended September 30, 2026, the Adviser waived Management Fees of $4,842 and $14,389, respectively. For the three and nine months ended September 30, 2025, the Adviser waived Management Fees of $3,377 and $8,417, respectively.

For the three and nine months ended September 30, 2026, the Incentive Fees earned related to pre-Incentive Fee net investment income were $6,012 and $18,468, respectively, all of which was waived by the Adviser. For the three and nine months ended September 30, 2025, the Incentive Fees earned related to pre-Incentive Fee net investment income were $4,181 and $9,956, respectively, all of which was waived by the Adviser. There were no accrued capital gains based incentive fees based on our cumulative net realized and unrealized appreciation as of each period end. The accrual for any capital gains based incentive fees under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

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

We entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser. For additional information see "Note 3. Agreements and Related Party Transactions" in the notes to our unaudited consolidated financial statements.

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

For the three and nine months ended September 30, 2026, the Company incurred U.S. federal excise tax amounting to $0 and $176, respectively. For the three and nine months ended September 30, 2025, the Company incurred U.S. federal excise tax amounting to $0 and $90, respectively.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2026, we recorded a net tax expense of $1,076 and $3,465, respectively, for these subsidiaries. For the three and nine months ended September 30, 2025, we recorded a net tax expense of $269 and $737, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of income from investments held by such taxable subsidiaries during the respective periods.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$(3,279)	$2,265	$(18,737)	$12,283
Net change in unrealized gain (loss) on derivative instruments	(297)	(888)	3,215	(888)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	470	(293)	3,044	(293)
Net change in unrealized gain (loss)	$(3,106)	$1,084	$(12,478)	$11,102

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2026, the net change in unrealized gain (loss) on our investment portfolio was $(3,279) and $(18,737), respectively. During the three and nine months ended September 30, 2025, the net change in unrealized gain on our investment portfolio was $2,265 and $12,283, respectively.

The net change in unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2026 was $(297) and $3,215, respectively, primarily as a result of fluctuations in the EUR exchange rate. The net change in unrealized (loss) on derivative instruments for the three and nine months ended September 30, 2025 was $(888) and $(888), respectively.

The net change in unrealized gain (loss) on foreign currency translations for the three and nine months ended September 30, 2026 was $470 and $3,044, primarily as a result of fluctuations in the EUR exchange rate. The net change in unrealized (loss) on foreign currency translations for the three and nine months ended September 30, 2025 was $(293) and $(293), respectively.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$88	$181	$4,220	$(1,301)
Net realized gain (loss) on derivative instruments	2,262	(84)	4,161	(84)
Net realized loss on foreign currency transactions	(12)	(328)	(1,298)	(328)
Net realized gain (loss)	$2,338	$(231)	$7,083	$(1,713)

The realized gain (loss) on fully exited and partially exited investments for the three and nine months ended September 30, 2026 were $88 and $4,220, respectively. The realized gain (loss) on fully exited and partially exited investments for the three and nine months ended September 30, 2025 were $181 and $(1,301), respectively.

The realized gain (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and nine months ended September 30, 2026 were $2,262 and $4,161, respectively. The realized (loss) on derivative instruments as a result of the settlement of our foreign currency derivative transactions for the three and nine months ended September 30, 2025 were $(84) and $(84), respectively.

The realized (loss) on foreign currency transactions for the three and nine months ended September 30, 2026 were $(12) and $(1,298), respectively. The realized (loss) on foreign currency transactions for the three and nine months ended September 30, 2025 were $(328) and $(328), respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds of drawdowns on our Capital Commitments, proceeds from net borrowings on our Revolving Credit Facilities, proceeds from our Debt Securitizations, proceeds from net borrowings on our Repurchase Obligations, and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments and equity investments, (ii) funding the costs of our operations (including fees paid to the Adviser and expense reimbursements paid to the Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Common Shares. We believe that our cash and cash equivalents as of September 30, 2026, together with available capacity under our Revolving Credit Facilities and uncalled Capital Commitments are sufficient to meet our obligations, support our investing activities and enable us to conduct our operations in the near term and in the foreseeable future.

As of September 30, 2026 and December 31, 2025, we had Revolving Credit Facilities and Debt Securitizations outstanding, as described in “Borrowings” below. We may from time to time enter into additional credit facilities or debt securitizations, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2026 and December 31, 2025, we had an aggregate amount of $1,528,094 and $1,405,301, respectively, of senior securities outstanding and our asset coverage ratio was 198.5% and 199.5%, respectively. On December 12, 2023, our sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of such date, our initial shareholder was the only holder of our Common Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

As of September 30, 2026 and December 31, 2025, we had $180,961 and $122,052, respectively, in cash and cash equivalents. During the nine months ended September 30, 2026 and 2025, cash used in operating activities was $52,314 and $1,007,120, respectively, primarily as a result of funding portfolio investments offset by proceeds from principal repayments and sales of investments and net investment income for the period. Cash provided by financing activities was $112,006 and $980,631 during the nine months ended September 30, 2026 and 2025, respectively, primarily as a result of proceeds from the issuance of Common Shares.

Equity

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026:

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

During the nine months ended September 30, 2026 and 2025, we entered into Subscription Agreements with a number of investors, including affiliates of the Adviser, providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2026 and December 31, 2025, we had received Capital Commitments totaling $1,723,630 and $1,723,630 ($268,701 and $355,645 remaining undrawn), respectively, of which $32,650 and $32,650 ($4,898 and $6,530 remaining undrawn), respectively, was from affiliates of the Adviser.

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

Borrowings

As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $1,526,594 and $1,403,801, respectively, of net borrowings outstanding.

For additional information on our debt obligations see “Note 7. Borrowings” in the notes to our unaudited consolidated financial statements.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
the Expense Support Agreement.

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

Recent Developments

The nine months ended September 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.

The U.S. economy has demonstrated overall resilience despite geopolitical uncertainty and concerns regarding artificial intelligence disruption in certain sectors. Nevertheless, inflation has remained above the U.S. Federal Reserve's target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022–2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady from December 2025 until September 2026, when it raised rates by 25 basis points, and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net investment income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. Any further interest rate increases could lead to a rise in non-performing assets and a decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.

Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court's ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and imposed new tariffs in July 2026. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect us, our portfolio companies or their respective financial performance.

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

Any changes to the valuation methodology are reviewed by management and our Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, we will continue to refine our valuation methodologies. See further description of fair value methodology in “Note 5. Fair Value Measurements” in the notes to our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund portions of our investments with borrowings our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2026, 95.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure):

	September 30, 2026
	Interest Income	Interest Expense	Net Income (1)
Up 200 basis points	$52,421	$30,448	$21,973
Up 100 basis points	26,211	15,224	10,987
Down 100 basis points	(26,211)	(15,224)	(10,987)
Down 200 basis points	(52,352)	(30,448)	(21,904)

(1)
Excludes the impact of Incentive Fees. See Note 3. Agreements and Related Party Transactions in the notes to our unaudited consolidated financial statements.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We have employed, and may in the future employ, hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facilities and Repurchase Obligations. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company did not issue any Common Shares in connection with drawdowns of Capital Commitments. On August 14, 2026, the Company issued 134,018 Common Shares, with an aggregate value of approximately $3.7 million, to shareholders who participated in the Company’s distribution reinvestment plan, in connection with the distribution paid on that date. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and Regulation D thereunder. Refer to “Note 9. Net Assets” in the notes to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q for additional information.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no trustee or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each such term is defined in Item 408 of Regulation S-K.

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

10.1*

Third Amendment to Credit and Security Agreement, dated as of July 15, 2026, by and among Diameter Credit Company Holdings III LLC, as borrower, Diameter Credit Company, as portfolio manager, the lenders party thereto, and Barclays Bank PLC, as administrative agent.

10.2*

Fourth Amendment to Credit and Security Agreement, dated as of July 31, 2026, by and among Diameter Credit Company Holdings III LLC, as borrower, Diameter Credit Company, as portfolio manager, the lenders party thereto, Barclays Bank PLC, as administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Siepe, LLC, as collateral administrator.

10.3*

Fifth Amendment to Loan and Servicing Agreement, dated as of September 16, 2026, by and among Diameter Credit Company Holdings II LLC, as borrower, Diameter Credit Company, as servicer and transferor, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, Citibank, N.A., as collateral agent, account bank and collateral custodian, and Siepe, LLC, as collateral administrator.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

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

Diameter Credit Company

Date: November 13, 2026	By:	/s/ Joseph Carvalho
Joseph Carvalho
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ben Pasternack
Ben Pasternack
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Matt Gilmartin
Matt Gilmartin
Chief Financial Officer
(Principal Financial Officer)